Form 10-Q
period 2004-03-31
ANADYS PHARMACEUTICALS INC
filed 2004-05-14
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO             .

COMMISSION FILE NUMBER 000-31161

ANADYS PHARMACEUTICALS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	23-3193172
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

9050 Camino Santa Fe, San Diego, CA	92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(858) 530-3600
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☐     No     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

The number of shares of common stock outstanding as of the close of business on May 10, 2004:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	22,255,631

ANADYS PHARMACEUTICALS, INC.

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$49,588	$11,968
Securities available-for-sale	1,500	2,531
Accounts receivable	70	525
Prepaid expenses and other current assets	746	1,168

Total current assets	51,904	16,192
Property and equipment, net	2,903	3,097
Other assets, net	865	953

Total assets	$55,672	$20,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,674	$2,429
Current portion of long-term debt	995	1,059
Deferred revenue	214	400

Total current liabilities	3,883	3,888
Long-term debt, net of current portion	1,325	1,401
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value; no shares and 40,287,030 shares authorized at March 31, 2004 and December 31, 2003, respectively; no shares and 34,484,669 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	—	45,012
Stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; no shares and 10,000,000 shares authorized at March 31, 2004 and December 31, 2003, respectively; no shares and 33,513,599 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	—	80,779
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at March 31, 2004 and December 31, 2003, respectively; no shares issued and outstanding at March 31, 2004 and December 31, 2003.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2004 and December 31, 2003; 21,726,681 and 1,905,708 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	22	2
Additional paid-in capital	196,735	24,011
Deferred compensation	(6,033)	(2,206)
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(140,260)	(132,643)

Total stockholders’ equity (deficit)	50,464	(30,059)

Total liabilities and stockholders’ equity	$55,672	$20,242

See accompanying notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003, has been derived from audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Collaborative agreements	$683	$497
Grants	—	65

Total revenues	683	562
Expenses:
Research and development	4,729	4,460
General and administrative	1,047	1,475
Stock-based compensation
Research and development	1,108	1,112
General and administrative	1,199	1,100

Total operating expenses	8,083	8,147
Interest income and other, net	18	86
Interest expense	(60)	(49)

Total interest income (expense)	(42)	37

Net loss	(7,442)	(7,548)

Accretion to redemption value of redeemable convertible preferred stock	(175)	(165)

Net loss applicable to common stockholders	$(7,617)	$(7,713)

Net loss per share, basic and diluted (1)	$(3.77)	$(6.00)

Shares used in calculating net loss per share, basic and diluted (1)	2,021	1,285

(1) As a result of the conversion of our preferred stock into 13,330 shares of our common stock upon completion of our initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 2 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Operating Activities
Net loss	$(7,442)	$(7,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	479
Amortization of deferred compensation	2,141	1,904
Compensation related to restricted stock	148	185
Compensation related to stock option issuance	18	126
Deferred rent	—	(19)
Interest expense related to warrants issued in connection with debt	12	8
Forgiveness of note due from related party	—	169
Changes in operating assets and liabilities:
Accounts receivable	455	(75)
Prepaid expenses and other current assets	422	96
Other assets, net	65	(93)
Accounts payable and accrued expenses	245	(919)
Deferred revenue	(186)	100

Net cash used in operating activities	(3,804)	(5,587)
Investing Activities
Proceeds from sale of securities available-for-sale	1,033	6,577
Purchase of property and equipment	(101)	(310)

Net cash provided by investing activities	932	6,267
Financing Activities
Proceeds from sale of common stock	40,423	3
Proceeds from exercise of stock options	221	—
Proceeds from issuance of long-term debt	130	767
Principal payments on long-term debt	(282)	(730)

Net cash provided by financing activities	40,492	40
Effect of exchange rate changes on cash	—	6
Net increase in cash and cash equivalents	37,620	726
Cash and cash equivalents at beginning of period	11,968	6,865

Cash and cash equivalents at end of period	$49,588	$7,591

Supplemental Disclosure of Non-cash and Investing and Financing Activities:
Accretion of costs on redeemable convertible preferred stock	$175	$165

Unrealized gain on securities available-for-sale	$2	$4

Forgiveness of note due from related party	$—	$169

Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$45,012	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$80,779	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiary Anadys Pharmaceuticals Europe GmbH, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Company’s Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on March 26, 2004. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. A discussion of the Company’s critical accounting policies and management estimates is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this quarterly report on Form 10-Q.

2. Net Loss Per Share

The Company calculates basic and diluted net loss per share for all periods presented in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common share equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(7,442)	$(7,548)
Accretion to redemption value of redeemable convertible preferred stock	(175)	(165)

Net loss applicable to common stockholders	$(7,617)	$(7,713)

Denominator:
Weighted average common shares	2,163	1,789
Weighted average unvested common shares subject to repurchase	(142)	(504)

Denominator for basic and diluted earnings per share	2,021	1,285

Basic and diluted net loss per share	$(3.77)	$(6.00)

Pro forma:
Numerator:
Net loss	$(7,442)	$(7,548)
Denominator:
Weighted average common shares used to calculate basic and diluted loss per share	2,021	1,285
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	13,133	12,097

Denominator for basic and diluted earnings per share	15,154	13,382

Pro forma basic and diluted net loss per share	$(0.49)	$(0.56)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Preferred stock	—	12,101
Common stock subject to repurchase	90	486
Options to purchase common stock	1,705	1,078
Warrants	376	341

	2,171	14,006

3. Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values in available-for-sale securities and net loss related to the translation of our wholly owned subsidiary, Anadys Pharmaceuticals Europe GmbH in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net loss	$(7,442)	$(7,548)
Unrealized gain on available-for-sale securities and other investments and foreign currency translation loss	2	10

Comprehensive loss	$(7,440)	$(7,538)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net loss applicable to common stockholders	$(7,617)	$(7,713)
Add: Stock-based employee compensation included in reported net loss	2,130	1,841
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,442)	(681)

Pro forma net loss	$(6,929)	$(6,553)

Net loss per share:
Basic and diluted - as reported	$(3.77)	$(6.00)

Basic and diluted - pro forma	$(3.43)	$(5.10)

Assumptions used:
Risk-free interest rate	2.98%	2.92%
Dividend yield	0%	0%
Volatility factors of the expected market price of the Company’s common stock	70%	70%
Weighted-average expected life of option (years)	5	5

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering

On March 31, 2004, we completed an initial public offering of 6,250,000 shares of common stock for proceeds to us of $39.0 million, net of underwriting discounts and commissions and offering expenses. In addition, on March 31, 2004, we closed the sale of an additional 215,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds to us of $1.4 million, net of underwriting discounts and commissions.

Redeemable Convertible Preferred Stock

In connection with our initial public offering, each share of Series C redeemable convertible preferred stock outstanding as of March 31, 2004 was automatically converted into common stock at a ratio of one share of common stock for 5.10 shares of preferred stock.

Convertible Preferred Stock

In connection with our initial public offering, each share of Series A-1, A-2, A-3, A-4, A-5 and B of convertible preferred stock outstanding as of March 31, 2004 was automatically converted into common stock at a ratio of one share of common stock for approximately 11.92, 11.92, 10.62, 7.38, 3.36, and 2.35 shares of preferred stock, respectively.

Stock Split

On March 18, 2004, we effected a 1 for 5.1 reverse stock split of our outstanding common stock. The condensed consolidated financial statements give retroactive effect to the reverse stock split for all share information for all periods presented.

Restatement of Common Stock Par Value

In conjunction with the closing of our initial public offering and subsequent to effecting our reverse stock split, we have restated our par value on our common stock from $0.01 to $0.001. The condensed consolidated financial statements give retroactive effect to the restatement of our common stock par value for all periods presented.

6. Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is an entity that (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not have a material impact on our condensed consolidated financial statements.

7. Subsequent Events

In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd (“LGLS”) to enter into a joint development and license agreement for the development and commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We have paid to LGLS $500,000 for this option. On April 19, 2004, we announced that we exercised our option and have acquired an exclusive license from LGLS for the clinical development and commercialization of ANA380 (LB80380) for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 (LB80380) with LGLS. We are required to pay a licensing fee of $4 million to LGLS within 30 days of the execution of this agreement. In addition, we could be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We may pay royalties on eventual product sales in our sales territory to LGLS and may receive royalties on eventual product sales in China from LGLS.

On April 20, 2004 and April 23, 2004, pursuant to the exercise by the underwriters of an over-allotment option, we closed the sale of an additional 350,000 and 178,950 shares of our common stock which resulted in proceeds to us of $2.3 million and $1.2 million, net of underwriting discounts and commissions, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included with the Company’s Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on March 26, 2004. Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward- looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule, anti-infective medicines for the treatment of hepatitis C virus, hepatitis B virus and bacterial infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of the isatoribine family of compounds which include isatoribine (ANA245), and ANA971 and ANA97X, which are two oral prodrugs of isatoribine, and our other product candidates. We have incurred significant operating losses since our inception in 1992 and our commencement of operations in 1994 and, as of March 31, 2004 our accumulated deficit was $140.3 million. We expect to incur substantial and increasing losses for at least the next several years as we:

•	Continue the development of the isatoribine family of compounds for the treatment of HCV;

•	Fund our portion of the global development costs of ANA380 (LB80380);

•	Continue the development of our other HCV, HBV and antibacterial product candidates;

•	Further our research and development programs;

•	Advance our preclinical candidates into clinical development;

•	Establish a commercial infrastructure;

•	Commercialize any product candidates that receive regulatory approval; and

•	Potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

On March 18, 2004, we effected a 1 for 5.1 reverse stock split of our outstanding common stock. On March 31, 2004, we completed an initial public offering of 6,250,000 shares of common stock for proceeds to us of $39.0 million, net of underwriting discounts and commissions and offering expenses. On March 31, 2004, we also closed the sale of an additional 215,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option, which resulted in proceeds to us of $1.4 million, net of underwriting discounts and commissions. In connection with the closing of our initial public offering all outstanding shares of our redeemable convertible preferred Series C stock and our convertible preferred Series A-1, A-2, A-3, A-4, A-5, and B stock were automatically converted into common stock.

On April 20, 2004 and April 23, 2004, pursuant to the exercise by the underwriters of an over-allotment option, we closed the sale of an additional 350,000 and 178,950 shares of our common stock which resulted in proceeds to us of $2.3 million and $1.2 million, net of underwriting discounts and commissions, respectively.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements:

     Revenue Recognition. Our revenue recognition policies are in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition,” which provide guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC. Many of our collaboration agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. As of March 31, 2004, we do not have any revenue from royalties or significant milestone payments.

     Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with our future performance are recognized when received. Amounts received for research funding are recognized as revenues as the services are performed. Amounts received for research funding for a specific number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project.

     In November 2002, the Emerging Issues Task Force, or EITF, finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus had no material impact on our revenue recognition policies or our financial statements.

     Stock-based compensation. As permitted by the Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB 25.” Pursuant to these guidelines, we measure the intrinsic value of the option or restricted stock award on its grant date as the difference between the purchase price of the restricted stock or the exercise price of employee stock options and the fair market value of our stock on the date of issuance or grant, and expense the difference if any, over the vesting period of the option or restricted stock award on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.

     SFAS No. 123 requires stock-based compensation to be accounted for under the fair value method. If we adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our loss would have been materially impacted. The impact of this method is disclosed in the notes to the condensed consolidated financial statements.

     Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123, and periodically remeasured in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognized over the related service period.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Revenue. We recorded revenues of $683,000 for the three months ended March 31, 2004 compared to $562,000 for the three months ended March 31, 2003. Revenue for the three months ended March 31, 2004 was attributable to revenues derived from our collaborations with Roche, Daiichi and Amgen. Revenue for the three months ended March 31, 2003 was attributable to our collaborations with Roche, Gilead and Amgen.

     Research and Development Expenses. Research and development expenses were $4.7 million for the three months ended March 31, 2004 compared to $4.5 million for the three months ended March 31, 2003. The increase in research and development expenses during the quarter ended March 31, 2004 was the result of the $500,000 option payment to LG Life Sciences to enter into a joint development and license agreement offset by decreases in both lab supplies of $128,000 and personnel expenses of $127,000, which were both the result of decreased headcount from March 31, 2003 to March 31, 2004.

     The following summarizes our research and development expenses for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
	(In thousands)
Direct external costs:
Isatoribine and family of compounds	$675	$560
Unallocated direct internal costs	328	244
Unallocated indirect internal costs and overhead	3,726	3,656

Total research and development	$4,729	$4,460

     General and Administrative Expenses. General and administrative expenses were $1.0 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003. The $500,000 decrease from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily related to (i) a one-time forgiveness during the three months ended March 31, 2003 of an outstanding note receivable in the amount of $169,000 with our CEO (ii) inclusion of a one-time termination payment of $91,800 to our former chief financial officer which was recorded during the quarter ended March 31, 2003 and (iii) a reduction in headcount which resulted in a reduction of personnel expenses of $83,200.

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted have been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Option or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In connection with the grant of stock options to employees, we recorded deferred stock-based compensation as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $2.3 million for the three months ended March 31, 2004 compared to $2.2 million for the three months ended March 31, 2003.

     Interest Income. Interest income was $18,000 for the three months ended March 31, 2004 compared to $86,000 for the three months ended March 31, 2003. The decrease in the interest income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was the result of the overall decrease in our average cash balance for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Our ending cash balance of $49.6 million at March 31, 2004 reflects the net proceeds of $40.4 million from our initial public offering and the sale of an additional 215,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option, which were not received until March 31, 2004.

     Interest Expense. Interest expense was $60,000 for the three months ended March 31, 2004 compared to $49,000 for the three months ended March 31, 2003. The overall increase in interest expense of $11,000 was the result of higher average debt balances during the current quarter compared to the prior year quarter.

Liquidity and Capital Resources

     To date, we have funded our operations primarily through the sale of equity securities as well as through equipment financing. Through March 31, 2004, we had received approximately $168.0 million from the sale of equity securities. In addition, as of March 31, 2004, we had financed through loans the purchase of equipment totaling approximately $8.6 million, of which $2.3 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 11.4% and are due in monthly installments through October 2007.

     As of March 31, 2004, we had $51.1 million in cash and cash equivalents and securities available-for-sale as compared to $14.5 million as of December 31, 2003, an increase of $36.6 million. This increase resulted primarily from our initial public offering offset by cash requirements for our working capital requirements. Net cash used in operating activities amounted to $3.8 million for the three months ended March 31, 2004, primarily reflecting the net loss occurring for this period of $7.4 million offset by non-cash charges for depreciation and amortization of $318,000 and amortization of deferred compensation of $2.1 million. Net cash provided by investing activities for the three months ended March 31, 2004 amounted to $932,000. Cash provided by investing activities included $1.0 million in net sales of securities available-for-sale and $101,000 expended for the purchase of property and equipment. Net cash provided by financing activities amounted to $40.5 million for the three months ended March 31, 2004 primarily reflecting net proceeds of $40.4 million received during the three months ended March 31, 2004 from the sale of common stock associated with our initial public offering.

     Net cash used in operating activities was approximately $5.6 million during the three month period ended March 31, 2003. The primary use of cash was to fund our net loss in the period, adjusted for non-cash expenses, including $479,000 in depreciation and amortization, $1.9 million in amortization of deferred compensation, and changes in operating assets and liabilities. Net cash provided by investing activities was $6.3 million for the three months ended March 31, 2003. The increase in net cash provided by investing activities for the three months ended March 31, 2003 was primarily a result of proceeds from the sale of securities available-for-sale. Net cash provided by financing activities was $40,000 for the three months ended March 31, 2003. Net cash provided by financing activities primarily reflects the proceeds from the issuance of long-term debt offset by principal payments on long-term debt.

     The following summarizes our long-term contractual obligations as of March 31, 2004 (in thousands):

		Less than	1- 3 years	4-5 years
Contractual Obligations	Total	1 year	(2005-2007)	(2008-2009)	Thereafter
Operating leases	$8,707	$997	$5,183	$2,527	$—
Equipment financing	2,429	1,049	1,380	—	—
Minimum royalty commitment	1,025	—	125	100	800

	$12,161	$2,046	$6,688	$2,627	$800

     We also enter into agreements with clinical sites that conduct our clinical trials. We make payments to sites based upon the number of patients enrolled and the length of their participation in the trials. For the three months ended March 31, 2004 and 2003, we had made aggregate payments of $352,000 and $264,000 respectively, to clinical sites in connection with our clinical trials for isatoribine and ANA971. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur.

               In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd (“LGLS”) to enter into a joint development and license agreement for the development and commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We have paid to LGLS $500,000 for this option. On April 19, 2004, we announced that we exercised our option and have acquired an exclusive license from LGLS for the clinical development and commercialization of ANA380 (LB80380) for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 (LB80380) with LGLS. We are required to pay a licensing fee of $4 million to LGLS within 30 days of the execution of this agreement. In addition, we could be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We may pay royalties on eventual product sales in our sales territory to LGLS and may receive royalties on eventual product sales in China from LGLS.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs of producing clinical trial material;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the success of the commercialization of ANA380 (LB80380) and the isatoribine family of compounds; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

     We believe that the net proceeds from our initial public offering, together with interest thereon, our existing cash and cash equivalents and revenues we may generate from our collaborations, will be sufficient to meet our projected operating requirements for approximately the next two years. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

     As of March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Risk Factors

     You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings before making any investment decisions regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

     We are at an early stage of development, and we may never attain product sales.

     Our existing organizational structure was formed in May 2000 with a substantially new management team and the infusion of new product candidates and technologies. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of compounds. Any compounds discovered by us will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, ANA380 (LB80380), the isatoribine family of compounds which include isatoribine (ANA245), and ANA971 and ANA97X, which are two oral prodrugs of isatoribine, and any other compounds we discover or in-license may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years and we are unable to predict the extent of future losses or when we will become profitable, if ever.

     We have incurred net operating losses since our incorporation in 1992 and through March 31, 2004 have $140.3 million in accumulated deficit. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA97X. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating significant continuing revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to expand the clinical trial program for members of the isatoribine family, including ANA971 or ANA97X, fund our share of the development costs of ANA380 (LB80380), further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

The technologies on which we rely are unproven, and may not result in the discovery or development of commercially viable products.

     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-like receptor 7, or TLR7, and on the interactions between small molecules and RNA (ribonucleic acid). However, RNA biology and chemistry are difficult, time-consuming and expensive, and studying small molecule-RNA interactions may not result in the discovery of any viable therapeutic product candidates. Additionally, the interaction between isatoribine and TLR7 represents a new mechanism of action, and the focus on this mechanism of action may not result in the regulatory approval and commercialization of any therapeutic products. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.

We are dependent on the commercial success of isatoribine or an oral prodrug of isatoribine and we cannot be certain that isatoribine or an oral prodrug of isatoribine will be commercialized.

     Clinical trials of isatoribine and ANA971 to date have been limited to initial indications of safety and dosing in a small number of patients. We have expended significant time, money and effort in the development of isatoribine and ANA971 and we will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize isatoribine or any oral prodrug of isatoribine. If we fail to commercialize isatoribine or any oral prodrug of isatoribine, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.

Because the results of preclinical studies and initial clinical trials of isatoribine and ANA380 (LB80380) are not necessarily predictive of future results, we can provide no assurances that these product candidates will have favorable results in later clinical trials, or receive regulatory approval.

     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of isatoribine and ANA380 (LB80380) have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV or HBV, and thus the limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and also may not predict the ability of isatoribine to achieve a sustained virologic response or the ability of ANA380 (LB80380) to provide a long-term therapeutic benefit. These initial trials are not designed to assess the long-term therapeutic utility of isatoribine or ANA380 (LB80380). We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380), or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to isatoribine, or an oral prodrug of isatoribine, or ANA380 (LB80380), we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

We have not filed an IND to conduct clinical trials of isatoribine in the U.S. and we may not be able to obtain FDA approval of an IND to permit us to conduct clinical trials of isatoribine or an oral prodrug of isatorbine in the U.S.

     We are currently conducting Phase IB clinical trials of isatoribine and a Phase I clinical trial of ANA971 in Europe, in accordance with applicable European Union national regulations. Prior to commencing any clinical trials of isatoribine or any oral prodrug of isatoribine in the U.S., we will need to submit an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA. Any IND application that we submit to the FDA for isatoribine or an oral prodrug of isatoribine will likely incorporate the results of our European clinical trials of these product candidates. Although we view it as unlikely, the FDA could reject these clinical trial results based on a determination that the clinical trials were not conducted in accordance with requisite U.S. regulatory standards and procedures. Moreover, the FDA may subject the trial data that we submit to additional scrutiny and we may incur additional costs and delays responding to FDA requests for supplemental information or clarification. If we are unable to obtain FDA approval for any IND for isatoribine or an oral prodrug of isatorbine, we will not be permitted to conduct clinical trials for isatoribine, ANA971, ANA97X or any other product candidates based on isatoribine in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization. As a result, any delay in an IND becoming effective for one of these product candidates could delay the further development of our lead HCV product candidates and potential commercialization and delay our ability to generate product sales.

We may not realize the anticipated benefits of the development and potential commercialization of ANA380 (LB80380).

     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380 (LB80380). Under the terms of the agreement, we and LGLS are equally conducting and funding the global clinical development of ANA380 (LB80380) and LGLS has granted to us an exclusive license to commercialize ANA380 (LB80380) as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380 (LB80380). We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 (LB80380) with us because of changes in its research and development budget or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380 (LB80380), we may not be able to effectively develop or commercialize products based on ANA380 (LB80380), in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer.

We have only recently become involved with the clinical development of ANA380 (LB80380) and may face challenges with the implementation, coordination and management of the global joint development program.

     Clinical trials of ANA380 (LB80380) are currently being conducted in Korea and Hong Kong, and we are currently making arrangements with LGLS to initiate an international Phase II clinical program. We are in the process of coordinating with LGLS the design of a global joint development plan for this program. Because laws and regulatory requirements for conducting clinical trials differ across countries, we may face challenges regarding certain legal and regulatory matters as we work with LGLS to implement a coordinated global development plan for ANA380 (LB80380). If we are unable to implement a coordinated plan that satisfies the regulatory requirements in all of the countries where we intend to conduct clinical trials and ultimately obtain regulatory approval, the clinical development or regulatory approval of ANA380 (LB80380) may be delayed and our ability to generate revenues may be harmed.

Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

     Our potential drug products and our collaborators’ potential drug products will require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We commenced clinical trials of isatoribine in late 2002 and in February 2004 we commenced clinical trials of ANA971 and our joint development program with LGLS for ANA380 (LB80380). As a result, we have very limited experience conducting clinical trials. In part because of this limited experience, we cannot be certain that planned clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining approval of an IND application or proposed trial design from the FDA; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

     In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Delays in the completion of, or the termination of, clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.

     Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA, or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	requests by the FDA for supplemental information on, or clarification of, the results of clinical trials conducted in other countries;

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by participants.

     Many of these factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays in the completion of, or termination of, clinical testing, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed.

The success of the clinical development program of ANA380 (LB80380) will depend, at least in part, on our ability to initiate and maintain a positive working relationship with the FDA and other regulatory authorities, and our failure to do so may harm or delay our ability to commercialize ANA380 (LB80380) in the U.S. or other countries.

     Although a U.S. IND covering ANA380 (LB80380) has been submitted to and accepted by the FDA, to date no clinical trials of ANA380 (LB80380) have been conducted in the U.S. As a result, the FDA may subject the clinical trial design for ANA380 (LB80380) to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 (LB80380) in the U.S. could delay the further development of our lead HBV product candidate and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380 (LB80380), we do not have complete control over the design of the clinical trials of ANA380 (LB80380) and will be affected, at least in part, by decisions previously made by LGLS with respect to clinical trial structure and communications with regulatory authorities. As part of conducting the global joint development plan, it is our intention to build and maintain open communication channels with regulatory authorities, including the FDA. If we are unable to do so within our desired timeframe, our clinical development plan in the U.S. and other countries may be delayed and our ability to generate revenues may suffer.

If our efforts to obtain rights to new products or product candidates from third parties do not yield product candidates for clinical development or are not otherwise successful, we may not generate product revenues or achieve profitability.

     Our long term ability to earn product revenue depends on our ability to identify, through internal research programs, potential product candidates that may be developed into new pharmaceutical products and/or obtain new products or product candidates through licenses from third parties. If our internal research programs to discover and develop small molecule therapeutics for the treatment of infectious diseases do not generate sufficient product candidates, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:

•	we may be unable to purchase or license products or product candidates on terms that would allow us to make an appropriate return from resulting products;

•	competitors may be unwilling to assign or license product or product candidate rights to us; or

•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to small molecule anti-infective medicines and the treatment of HCV, HBV and bacterial infections.

     If we are unable to obtain rights to new products or product candidates from third parties, our ability to generate product revenues and achieve profitability may suffer.

Because we acquired one of our lead product candidates, isatoribine, from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) any dispute with Valeant Pharmaceuticals International may adversely affect our ability to commercialize isatoribine.

     In March 2000, we acquired the exclusive worldwide rights to isatoribine and five other compounds from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.), or Valeant, as part of an agreement with Valeant and Devron R. Averett, Ph.D. If there is any dispute between us and Valeant regarding our rights under the agreement, our ability to develop and market isatoribine or any other compound licensed from Valeant may be adversely affected. In the past we have been involved in disputes with Valeant regarding patent presection matters related to the licensed compounds and entered into a new agreement with Valeant in December 2002 that superseded the original license agreement and resolved these disputes. Valeant may develop technologies and products similar to the drugs we may derive from these compounds, which do not infringe the patents acquired by us. If we are not able to resolve any future license disputes that may arise or obtain adequate patent protection, our ability to develop isatoribine or the other relevant compounds may be compromised and we may not be able to prevent competitors, including Valeant, from making, using and selling competing products, which could have a material adverse effect on our financial condition and results of operation.

Even if we successfully complete clinical trials of isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

     There can be no assurance that if our clinical trials of isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to isatoribine, an oral prodrug of isatorbine, ANA380 (LB80380) or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.

     Even if isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategy; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

     The current standard of care for the treatment of chronic HCV is the combination of pegylated interferon-alpha and ribavirin. If isatoribine, an oral prodrug of isatoribine or any future product candidate that we discover and develop for the treatment of HCV does not provide a treatment regimen that is more beneficial than the current standard of care or otherwise provides patient benefit, that product likely will not be accepted favorably by the market. Similarly, if ANA380 (LB80380) does not provide a treatment regime that is more beneficial than any current or proposed therapy for the treatment of HBV, that product will likewise not be accepted favorably by the market. If any products we may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.

     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete; or

•	complications, such as antibiotic or viral resistance, arise with respect to use of our products.

If we are unable to obtain statutory marketing exclusivity after our patents covering ANA245 or other product candidates expire, we will face increased competition, which may result in reduced potential revenues.

     The primary composition of matter patents covering ANA245 will expire in 2007 and 2008. We have filed for patent protection on ANA971 and the ANA97X series of compounds, although there can be no assurance that we will be able to secure adequate patent protection. After the patent expirations of ANA245 itself, however, we will have no direct means to prevent third parties from making, selling, using or importing ANA245 in the U.S., Europe or Japan. Instead, we expect to rely upon the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for ANA245. For NDAs for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. This exclusivity only applies to submissions of an ANDA and would not prevent a third party from conducting pivotal clinical trials and thereafter filing a complete NDA regulatory submission for ANA245 after the patent expirations. Our competitors will be free during any period of statutory exclusivity to develop the data necessary either to file an ANDA at the end of the exclusivity period or to conduct studies in support of a complete NDA filing during the period of market exclusivity. Japanese law may provide us with marketing exclusivity in Japan for a period up to six years following Japanese marketing approval. Although statutory market exclusivity in Europe, the U.S. and Japan may apply even when the composition of matter patent has already expired, it is possible that ANA245 will not qualify for such exclusivity, or alternatively, the terms of the Hatch-Waxman Act, or similar foreign statutes, could be amended or interpreted to our disadvantage. If we do not qualify for marketing exclusivity for ANA245, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

     We will need to raise substantial additional capital at least within the next several years to, among other things:

•	fund our research and development programs;

•	advance our HCV product candidates into and through clinical trials and the regulatory review and approval process;

•	fund our share of the further clinical development and regulatory review and approval of ANA380 (LB80380);

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.

     We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements and grant funding, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

     We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products.

If we fail to establish new collaborations, we may not generate sufficient revenue to attain profitability.

     Our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently develop and commercialize isatoribine, an oral prodrug of isatoribine and other potential products that may be based upon our technologies, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of additional collaborations on acceptable terms, we may not generate sufficient revenue. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.

If we fail to maintain our existing and future collaborations, we may not generate sufficient revenue to attain profitability.

     Our future success will also depend in part on our ability to maintain our existing collaborations and any future collaborations we may establish. Our existing collaborators and future collaborators may decide to reduce or curtail their collaborations with us because of changes in their research and development budgets or other factors affecting their business or operations. Our present collaborative arrangements and any future collaboration opportunities could be harmed if:

•	we or our collaborators do not achieve our respective objectives under our collaboration agreements;

•	we are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

•	we are unable to properly manage multiple simultaneous product discovery and development collaborations;

•	our present or potential collaborators are less willing to expend their resources on our programs due to their focus on other programs or as a result of general market conditions;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	consolidation in our target markets or the pharmaceutical or biotechnology industry limits the number of potential collaborators;

•	the rights granted under our collaboration agreements prove insufficient to adequately develop and commercialize our products and product candidates;

•	a collaborator breaches, terminates or fails to renew a collaboration with us; or

•	we are unable to negotiate additional collaboration agreements on terms satisfactory to us.

     If any of these events occur, we may not be able to develop or commercialize products or generate sufficient revenue to support our operations and attain and maintain profitability. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

We are dependent on collaborators allocating adequate resources to our collaborations, and actions taken by collaborators could prevent us from commercializing products and earning milestone and other contingent payments, royalties or other revenue.

     Much of the potential revenue from our existing and future collaborations will consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of drugs developed using our technologies or capabilities. The milestone and royalty revenues that we may receive under these collaborations will depend upon our collaborator’s ability to successfully develop, introduce, market and sell new products. In addition, our existing collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies or capabilities, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases we will not be involved in these processes and accordingly will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:

•	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or other drug development priorities that our collaboration partners believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to carry the product candidate through clinical development, regulatory approval and commercialization;

•	are unable to allocate sufficient resources due to factors affecting their businesses or operations or as a result of general market conditions;

•	decide to pursue a competitive potential product developed outside of the collaboration; or

•	cannot obtain the necessary regulatory approvals.

     If our collaboration partners fail to develop or effectively commercialize product candidates or products for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a product candidate or product under the terms of the collaboration or because we are unable to obtain a license from such collaboration partner on terms acceptable to us.

     The majority of our current collaboration agreements are directed toward the discovery and development of drug candidates. Under our existing collaboration agreements, we generally would not earn significant milestone payments unless and until our collaborators have advanced product candidates into clinical testing, which may not occur for many years, if ever. In addition, a collaborator may disagree as to whether a particular milestone has been achieved. Consequently, we cannot guarantee that milestone payments will be received or that commercialized drugs will be developed on which royalties will be payable to us. If we are unable to generate significant milestone and royalty revenues from our collaborations, we may never attain profitability.

If any conflicts arise between us and any of our collaborators, our reputation, revenues and cash position could be significantly harmed.

     Conflicts may arise between our collaborators and us, such as conflicts concerning the conduct of research, the achievement of milestones or the ownership or protection of intellectual property developed during the collaboration. In addition, in the past we have been involved in disputes with Valeant Pharmaceuticals International (formerly ICN Pharmaceuticals, Inc.) regarding the license of certain compounds, which resulted in us entering into a new agreement with Valeant in December 2002 that superseded the original March 2000 license agreement between us and Valeant. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could harm our reputation, result in a loss of revenues and a reduction in our cash position, and cause a decline in our stock price:

•	unwillingness on the part of a collaborator to pay us research funding, milestone payments or royalties we believe are due to us under our collaboration agreement;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could result in litigation and prevent us from entering into additional collaborations;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our products; or

•	termination or non-renewal of the collaboration.

     In addition, certain of our current or future collaborators may have the right to terminate the collaboration agreement on short notice. Accordingly, in the event of any conflict between the parties, our collaborators may elect to terminate the collaboration prior to completion of its original term. If a collaboration is terminated prematurely, we would not realize the anticipated benefits of the collaboration, our reputation in the industry and in the investment community may be harmed and our stock price may decline.

We depend on outside parties to conduct our clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing product candidates.

     Although we design and manage our current preclinical studies and clinical trials relating to isatoribine and ANA971, we engage clinical investigators and medical institutions to enroll patients in these clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug discovery and development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any products.

     Our ability to develop and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. We currently do not have any significant manufacturing arrangements or agreements, as our current product candidates will not require commercial-scale manufacturing for at least several years, if ever. Our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of our products, which would adversely affect our ability to generate revenues and would increase our expenses.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.

     We do not currently have the capabilities for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we currently expect to commercialize in North America our HCV product candidates and other potential product candidates that are of strategic interest to us, because the most advanced of these product candidates are in early stage clinical development, we have not definitively determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop in North America will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop in North America. We will also need to develop a plan to market and sell any products we may develop outside North America. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

     We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 21 as of December 31, 2000 to 84 as of March 31, 2004, which has placed a strain on our managerial, operational and financial resources. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.

     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV and RNA biology and chemistry. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President, Chief Executive Officer and a director. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we lose Dr. Xanthopoulos, Stephen T. Worland, Ph.D., our Chief Scientific Officer, or other members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Our quarterly results and stock price may fluctuate significantly.

     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the status of development of ANA380 (LB80380), isatoribine or an oral prodrug of isatoribine and our other product candidates, including results of preclinical studies and clinical trials;

•	our recommendation of additional compounds for preclinical development;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into or have entered into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	our or our collaborators’ termination of any of our collaborative, licensing or other arrangements, or any disputes regarding such arrangements;

•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.

     These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. In particular, if our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. In addition, fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally may affect our stock price. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

     We may attempt to acquire businesses, technologies, services or products or in-license technologies that we believe are a strategic fit with our business, at the appropriate time and as resources permit. We believe that strategic acquisitions of complementary businesses, technologies, services or products are a material component of our business strategy to provide us with access to new compounds that are potentially synergistic with our existing product candidate portfolio. If we undertake any acquisition in addition to our recent in-license of ANA380 (LB80380) from LGLS, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to acquiring and developing acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	negative effect on our earnings (or loss) per share;

•	difficulty and cost in combining and integrating the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers, contractors or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

     Although we acquired the exclusive worldwide rights to isatoribine as part of a licensing agreement with Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and have obtained from LGLS development and commercialization rights to ANA380 (LB80380) in certain territories, we have limited experience in identifying acquisition targets, successfully completing potential acquisition targets and integrating any acquired businesses, technologies, services or products into our current infrastructure. Moreover, we may fail to realize the anticipated benefits of any acquisition or devote resources to potential acquisitions that are never completed. If we fail to successfully identify strategic opportunities, complete strategic transactions or integrate acquired businesses, technologies, services or products, we may not be able to successfully expand our product candidate portfolio to provide adequate revenue to attain and maintain profitability.

Earthquake damage to our facilities could delay our research and development efforts and adversely affect our business.

     Our headquarters and research and development facilities in San Diego, California, are located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In the event of an earthquake, if our facilities or the equipment in our facilities are significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facility or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Industry

Because our product candidates and development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.

     Our commercial success depends on obtaining and maintaining patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively-protected trade secrets cover them.

     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for isatoribine or our other drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:

•	we might not have been the first to make, conceive, or reduce to practice the inventions covered by all or any of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued or acquired patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	our issued patents may not be valid or enforceable;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

     Patent applications in the U.S. are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that we or our collaborators were the first to invent, or the first to file patent applications on our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

     In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. We may be particularly affected by this because we expect that isatoribine or an oral prodrug of isatoribine and ANA380 (LB80380), if approved, will be marketed in foreign countries with high incidences of HCV and HBV infection.

     Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases other than HCV or HBV. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients infected with HCV or HBV.

     If we fail to obtain and maintain patent protection and trade secret protection of ANA380 (LB80380), isatoribine or oral prodrugs of isatoribine or our other product candidates, proprietary technologies and their uses, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

     Our commercial success also depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in HCV, HBV and the other fields in which we are developing products. These could materially affect our ability to develop our drug candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our product candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Any litigation or claims against us, with or without merit, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following if a court decides that we infringe on another party’s patent or other intellectual property rights:

•	cease selling, incorporating or using any of our product candidates or technologies that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, it at all; or

•	redesign our processes or technologies so that they do not infringe, which could be costly and time-consuming and may not be possible.

     If we find during clinical evaluation that our drug candidates for the treatment of HCV or HBV should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.

     If we fail to obtain any required licenses or make any necessary changes to our technologies, we may be unable to develop or commercialize some or all of our product candidates.

We may be involved in lawsuits or proceedings to protect or enforce our patent rights, trade secrets or know-how, which could be expensive and time consuming.

     The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree and which may be difficult to comprehend by a judge or jury. An adverse determination in an interference proceeding or litigation, particularly with respect to isatoribine or an oral prodrug of isatoribine or to ANA380 (LB80380), to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms, or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or our other product candidates, which could have a material and adverse effect on our results of operations.

     Furthermore, because of the substantial amount of pre-trial document and witness discovery required in connection with intellectual property litigation, there is risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Many competitors have significantly more resources and experience, which may harm our commercial opportunity.

     The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug and chemical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources, experience and expertise in:

•	research and development;

•	preclinical testing;

•	clinical trials;

•	regulatory approvals;

•	manufacturing; and

•	sales and marketing of approved products.

     Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner that we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

If our competitors develop treatments for HCV, HBV or bacterial infection that are approved faster, marketed better or demonstrated to be more effective than isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any other products that we may develop, our commercial opportunity will be reduced or eliminated.

     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV and HBV. Potential competitors may develop treatments for HCV, HBV or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced HCV product candidates or with ANA380 (LB80380). Isatoribine, ANA971 and ANA97X also are subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. Similarly, ANA380 (LB80380) is also subject to competition in the treatment of HBV from other products already approved and on the market, including the following: interferon-alpha therapy (Intron-A) currently marketed by Schering-Plough, lamivudine (Zeffix/Epivir HBV) currently marketed by GlaxoSmithKline, and adefovir dipivoxil (Hepsera) currently marketed by Gilead. We also face competition from a number of companies working in the field of antibacterials.

If we cannot establish pricing of our product candidates acceptable to the government, insurance companies, managed care organizations and other payors, any product sales will be severely hindered.

     The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect:

•	our ability to set a price we believe is fair for any products we or our collaborators may develop;

•	our ability to generate adequate revenues and gross margins; and

•	the availability of capital.

     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may result in lower prices for our product candidates. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

If we cannot arrange for reimbursement policies favorable to our product candidates, their sales will be severely hindered.

     Our ability to commercialize isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any other product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any other products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV and HBV. Also, the trend toward managed health care in the U.S. as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to earn product revenue.

Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our results of operations.

     We face an inherent risk of product liability exposure for claimed injuries related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we or our collaborators sell our product candidates commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	the inability to establish new collaborations with potential collaborators;

•	substantial costs of related litigation;

•	substantial monetary awards to patients; and

•	the inability to commercialize our product candidates.

     We currently have product liability insurance that covers our clinical trials in Europe and plan to increase and expand this coverage as we commence larger scale trials. In addition, we will need to increase and expand coverage prior to commencing any clinical trials in the U.S. We also intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time-consuming and costly.

     Our research and development involves the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, including ethylacetate and acetonitrile, radioactive materials and biological materials including plasma from patients infected with HCV or HBV that have the potential to transmit disease. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials could be suspended. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Our business and operations would suffer in the event of system failures.

     Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug discovery programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs may be adversely affected and the further development of our product candidates may be delayed. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Risks Related to Our Common Stock

Future sales of our common stock may cause our stock price to decline.

     Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of approximately 13,501,676 shares of common stock, including shares issued upon the exercise of certain of our warrants, have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our stock price may be volatile.

     The market price for our common stock is likely to be volatile, in part because our shares have only recently begun to be traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of our product candidates, including results of our clinical trials for isatoribine;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 662/3% stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.

     We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

We have never paid cash dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

     We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

     Our Chief Executive Officer, Senior Vice President of Corporate Development and Finance and Director of Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer, Senior Vice President of Corporate Development and Finance and Director of Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO, Senior Vice President of Corporate Development and Finance and Director of Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (c) During the three month period ended March 31, 2004, we issued and sold 74,844 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to our employees and two consultants upon the exercise of options for cash consideration with an aggregate exercise price of $220,790. During the same period, we granted options to purchase 651,567 shares of common stock at an exercise price of $2.95 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

     (d) Our initial public offering of common stock (the “Offering”) was effected through a Registration Statement on Form S-1 (File number 333-110528) that was declared effective by the Securities and Exchange Commission on March 25, 2004. The Offering commenced on March 26, 2004 and did not terminate before any securities were sold. On March 31, 2004, 6,250,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate proceeds of approximately $39.0 million, net of underwriting discounts and commissions and offering expenses, through a syndicate of underwriters managed by SG Cowen, Piper Jaffray, Legg Mason Wood Walker, and Needham & Company, Inc. In addition on March 31, 2004, we closed the sale of an additional 215,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option that resulted in additional net proceeds to us of $1.4 million. The Offering had not terminated as of March 31, 2004, but has terminated as of the date of the filing of this report. We sold the full 6,250,000 shares registered in the Offering plus 743,950 of the 937,500 shares registered and reserved for the underwriters’ overallotment option, each at an offering price per share of $7.00, for an aggregate offering price of approximately $49.0 million. The Registration Statement initially registered up to $86,250,000 of Common Stock to be sold by us.

     As of March 31, 2004, we paid to the underwriters underwriting discounts and commissions totaling approximately $3.2 million in connection with the Offering. In addition, we estimate that we incurred additional expenses of approximately $1.6 million in connection with the Offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $4.8 million. Thus, as of March 31, 2004, the net Offering proceeds to us including the underwriters exercise of an over-allotment option and purchase of 215,0000 shares after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $40.4 million. Subsequent to March 31, 2004, the underwriters purchased an additional aggregate 528,950 shares pursuant to their over-allotment option resulting in additional proceeds to us after deducting underwriting discounts and commissions of $3.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     There has been no material changes in the planned use of proceeds as described in our final Prospectus.

Item 4. Submission of Matters to a Vote of Security Holders

     On March 18, 2004, we effected a 1 for 5.1 reverse split on our outstanding common stock. Except where otherwise noted, all share numbers in this Item 4 do not reflect the split.

     On February 6, 2004, we sent a written consent to our stockholders requesting consent to the approval and adoption of a Certificate of Amendment to our Restated Certificate of Incorporation so as to effect a reverse stock split prior to our initial public offering. Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

     Stockholders holding an aggregate of 50,823,976 shares approved the above matter and stockholders holding approximately 26,750,607 shares did not vote with respect to such matter.

     On February 10, 2004, we sent a written consent to our stockholders requesting consent to the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of our Restated Certificate of Incorporation to become effective following the closing of our initial public offering, (2) the approval and adoption of our Amended and Restated Bylaws to become effective upon the effectiveness of our initial public offering, (3) the approval and adoption of our

2004 Equity Incentive Plan to become effective upon the closing of our initial public offering, (4) the approval and adoption of our 2004 Employee Stock Purchase Plan to become effective upon the closing of our initial public offering and reservation of 150,000 shares of common stock (post-split) available for issuance thereunder, (5) the approval and adoption of our 2004 Non-Employee Directors’ Stock Option Plan to become effective upon the closing of our initial public offering and reservation of 125,000 shares of common stock (post-split) available for issuance thereunder, and (6) the approval of the form of indemnity agreement between the Company and each of its directors and executive officers. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

     Stockholders holding an aggregate of 63,558,414 shares approved the above matters and stockholders holding approximately 14,067,289 shares did not vote with respect to such matters.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.5(1)	2004 Equity Incentive Plan

10.7(1)	2004 Employee Stock Purchase Plan

10.9(1)	2004 Non-Employee Directors’ Stock Option Plan

10.33(1)	Sub-lease agreement dated February 23, 2004 by and between the Registrant and Torrey Mesa Research Institute.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

31.3	Section 302 Certification by Anadys’ Director of Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President, Corporate Development and Finance

(1)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, as amended (File No. 333-110528), originally filed with the Commission on November 14, 2003, and incorporated herein by reference.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004	ANADYS PHARMACEUTICALS, INC.

	By:	/s/ Kleanthis G. Xanthopoulos

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michael J. Kamdar

Michael J. Kamdar
Senior Vice President, Corporate Development
and Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.5(1)	2004 Equity Incentive Plan

10.7(1)	2004 Employee Stock Purchase Plan

10.9(1)	2004 Non-Employee Directors’ Stock Option Plan

10.33(1)	Sub-lease agreement dated February 23, 2004 by and between the Registrant and Torrey Mesa Research Institute.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

31.3	Section 302 Certification by Anadys’ Director of Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President, Corporate Development and Finance

(1)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, as amended (File No. 333-110528), originally filed with the Commission on November 14, 2003, and incorporated herein by reference.