Form 10-Q
period 2004-06-30
ANADYS PHARMACEUTICALS INC
filed 2004-08-16
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO             .

COMMISSION FILE NUMBER 000-31161

ANADYS PHARMACEUTICALS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	23-3193172
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

3115 Merryfield Row, San Diego, CA	92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(858) 530-3600
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

9050 Camino Santa Fe, San Diego, CA 92121
(FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of the close of business on August 10, 2004:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	22,259,898

ANADYS PHARMACEUTICALS, INC.

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$10,811	$11,968
Securities available-for-sale	31,499	2,531
Accounts receivable	68	525
Prepaid expenses and other current assets	1,996	1,168

Total current assets	44,374	16,192
Property and equipment, net	2,671	3,097
Other assets, net	2,052	953

Total assets	$49,097	$20,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,951	$2,429
Current portion of long-term debt	1,008	1,059
Deferred revenue	—	400

Total current liabilities	3,959	3,888
Long-term debt, net of current portion	1,042	1,401
Deferred rent	57	—
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value; no shares and 40,287,030 shares authorized at June 30, 2004 and December 31, 2003, respectively; no shares and 34,484,669 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	—	45,012
Stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; no shares and 10,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; no shares and 33,513,599 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	—	80,779
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at June 30, 2004 and December 31, 2003, respectively; no shares issued and outstanding at June 30, 2004 and December 31, 2003.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2004 and December 31, 2003; 22,259,898 and 1,905,708 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	22	2
Additional paid-in capital	199,924	24,011
Deferred compensation	(4,648)	(2,206)
Accumulated other comprehensive loss	(51)	(2)
Accumulated deficit	(151,208)	(132,643)

Total stockholders’ equity (deficit)	44,039	(30,059)

Total liabilities and stockholders’ equity	$49,097	$20,242

See accompanying notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003, has been derived from audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Collaborative agreements	$214	$573	$896	$1,070
Grants	—	70	—	135

Total revenues	214	643	896	1,205
Expenses:
Research and development	8,456	4,320	13,185	8,780
General and administrative	1,512	1,034	2,558	2,509
Stock-based compensation:
Research and development	631	353	1,830	1,465
General and administrative	605	255	1,713	1,355

Total operating expenses	11,204	5,962	19,286	14,109
Interest income and other, net	103	50	121	136
Interest expense	(61)	(62)	(121)	(111)

Net interest income (expense)	42	(12)	—	25

Net loss	(10,948)	(5,331)	(18,390)	(12,879)

Accretion to redemption value of redeemable convertible preferred stock	—	(167)	(175)	(332)
Net loss applicable to common stockholders	$(10,948)	$(5,498)	$(18,565)	$(13,211)

Net loss per share, basic and diluted (1)	$(0.50)	$(3.92)	$(1.54)	$(9.84)

Shares used in calculating net loss per share, basic and diluted (1)	22,094	1,402	12,058	1,343

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

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Operating Activities
Net loss	$(18,390)	$(12,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	1,104
Amortization of deferred compensation	3,285	2,339
Compensation related to restricted stock	219	330
Compensation related to stock option issuance	42	151
Deferred rent	57	(32)
Interest expense related to warrants issued in connection with debt	25	16
Loss on the sale of property and equipment	24	—
Forgiveness of note due from related party	—	169
Changes in operating assets and liabilities:
Accounts receivable	457	(96)
Prepaid expenses and other current assets	(828)	163
Other assets, net	(1,229)	(284)
Accounts payable and accrued expenses	522	(1,092)
Deferred revenue	(400)	480

Net cash used in operating activities	(15,436)	(9,631)
Investing Activities
Proceeds from sale of securities available-for-sale	1,033	15,693
Purchases of securities available-for-sale	(30,050)	(3,389)
Purchase of property and equipment	(283)	(446)
Proceeds for the sale of property and equipment	35	—

Net cash (used in) provided by investing activities	(29,265)	11,858
Financing Activities
Proceeds from sale of common stock	43,745	4
Proceeds from exercise of stock options	234	—
Proceeds from issuance of long-term debt	130	1,331
Principal payments on long-term debt	(565)	(1,031)

Net cash provided by financing activities	43,544	304
Effect of exchange rate changes on cash	—	148
Net (decrease) increase in cash and cash equivalents	(1,157)	2,679
Cash and cash equivalents at beginning of period	11,968	6,865

Cash and cash equivalents at end of period	$10,811	$9,546

Supplemental Disclosure of Non-cash and Investing and Financing Activities:
Accretion of costs on redeemable convertible preferred stock	$175	$332

Unrealized loss on securities available-for-sale	$49	$3

Forgiveness of note due from related party	$—	$169

Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$45,012	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$80,779	$—

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

The net loss per share for the three months ended June 30, 2004 includes the full effect of the 13.3 million shares of our common stock issued upon conversion of our redeemable and convertible preferred stock in conjunction with our initial public offering. As a result of the issuance of these common shares on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and six months ended June 30, 2004 and 2003. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each year presented or the date of issuance, if later.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(10,948)	$(5,331)	$(18,390)	$(12,879)
Accretion to redemption value of redeemable convertible preferred stock	—	(165)	(175)	(332)

Net loss applicable to common stockholders	$(10,948)	$(5,498)	$(18,565)	$(13,211)

Denominator:
Weighted average common shares	22,141	1,838	12,152	1,813
Weighted average unvested common shares subject to repurchase	(47)	(436)	(94)	(470)

Denominator for basic and diluted earnings per share	22,094	1,402	12,058	1,343

Basic and diluted net loss per share	$(0.50)	$(3.92)	$(1.54)	$(9.84)

Pro forma:
Numerator:
Net loss	$(10,948)	$(5,331)	$(18,390)	$(12,879)
Denominator:
Weighted average common shares used to calculate basic and diluted loss per share	22,094	1,402	12,058	1,343
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	12,101	6,567	12,099

Denominator for basic and diluted earnings per share	22,094	13,503	18,625	13,442

Pro forma basic and diluted net loss per share	$(0.50)	$(0.39)	$(0.99)	$(0.96)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Preferred stock	—	12,101
Common stock subject to repurchase	20	387
Options to purchase common stock	1,720	1,061
Warrants	376	346

	2,116	13,895

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(10,948)	$(5,331)	$(18,390)	$(12,879)
Unrealized (loss) gain on available-for-sale securities and other investments and foreign currency translation loss	(51)	135	(49)	145

Comprehensive loss	$(10,999)	$(5,196)	$(18,439)	$(12,734)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plan, over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss applicable to common stockholders	$(10,948)	$(5,498)	$(18,565)	$(13,211)
Add: Stock-based employee compensation included in reported net loss	1,236	608	3,543	2,820
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,540)	(1,223)	(2,982)	(1,904)

Pro forma net loss	$(11,252)	$(6,113)	$(18,004)	$(12,295)

Net loss per share:
Basic and diluted - as reported	$(0.50)	$(3.92)	$(1.54)	$(9.84)

Basic and diluted - pro forma	$(0.51)	$(4.36)	$(1.49)	$(9.15)

Assumptions used:
Risk-free interest rate	3.74%	2.62%	3.03%	2.91%
Dividend yield	0%	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	70%	70%	70%	70%
Weighted-average expected life of option (years)	5	5%	5	5

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5. Stockholders’ Equity

On March 31, 2004, we completed an initial public offering of 6,250,000 shares of common stock for proceeds to us of $38.8 million, net of underwriting discounts and commissions and offering expenses. In addition, on March 31, 2004, April 20, 2004 and April 23, 2004, we closed the sale of an additional 215,000, 350,000 and 178,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in additional proceeds to us of $1.4 million, $2.3 million, and $1.2 million, respectively, net of underwriting discounts and commissions.

6. Collaboration and Research Agreements

In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd (“LGLS”) to enter into a joint development and license agreement for the development and potential commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We paid LGLS $500,000 for this option. On April 18, 2004, we exercised our option and have entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 (LB80380) for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 (LB80380) with LGLS. In connection with the execution of the agreement, we were required to pay a licensing fee of $4 million to LGLS which is included as a component of research and development expenses for the three months ended June 30, 2004. In addition, we may be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We may pay royalties on eventual product sales in our sales territory to LGLS and may receive royalties on eventual product sales in China from LGLS.

7. Recent Accounting Pronouncement

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

8. Subsequent Event

On July 29, 2004, we announced that we have entered into a new drug discovery collaboration with Roche. Under the terms of the agreement, we will engage our drug discovery capabilities, including medical chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. The agreement includes research and development funding payments to us and potential milestone and royalty payments to us if certain milestones are reached.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule, anti-infective medicines for the treatment of hepatitis C virus, hepatitis B virus and bacterial infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of the isatoribine family of compounds which include isatoribine (ANA245), and ANA971 and ANA975, which are two oral prodrugs of isatoribine, and our other product candidates. We have incurred significant operating losses since our inception in 1992 and our commencement of operations in 1994 and, as of June 30, 2004 our accumulated deficit was $151.2 million. We expect to incur substantial and increasing losses for at least the next several years as we:

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

On March 31, 2004, we completed an initial public offering of 6,250,000 shares of common stock for proceeds to us of $38.8 million, net of underwriting discounts and commissions and offering expenses. On March 31, 2004, April 20, 2004, and April 23, 2004, we also closed the sale of an additional 215,000, 350,000 and 178,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option, which resulted in proceeds to us of $1.4 million, $2.3 million and $1.2 million, respectively, net of underwriting discounts and commissions.

In June 2004, we moved our corporate headquarters and consolidated our operations into an existing facility at 3115 Merryfield Row, San Diego, California.

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

     Revenue Recognition. Our revenue recognition policies are in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition,” which provide guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC. Many of our collaboration agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. As of June 30, 2004, we have not recognized any revenue from royalties or significant milestone payments.

     Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with our future performance are recognized when received. Amounts received for research funding are recognized as revenue as the services are performed. Amounts received for research funding for a specific number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     Revenue. We recorded revenues of $214,000 for the three months ended June 30, 2004 compared to $643,000 for the three months ended June 30, 2003. Revenue for the three months ended June 30, 2004 was primarily attributable to revenues derived from our collaboration with Daiichi and to a lesser extent, our collaboration with Amgen. Revenue for the three months ended June 30, 2003 was primarily attributable to our collaborations with Roche and Amgen and to a lesser extent, revenues derived from a European grant and our collaboration with Gilead.

     Research and Development Expenses. Research and development expenses were $8.4 million for the three months ended June 30, 2004 compared to $4.3 million for the three months ended June 30, 2003. The increase in research and development expenses during the quarter ended June 30, 2004 was primarily the result of a $4.0 million licensing fee paid to LG Life Sciences due in connection with execution of a joint development and license agreement signed during the current quarter, an increase in clinical trial, investigator costs, and screening services of $220,000, and an increase in personnel expenses of $136,000 as a result of the accrual for anticipated fiscal year 2004 bonuses offset by an overall reduction in headcount from the three months ended June 30, 2003 to the three months ended June 30, 2004. The increase in research and development expenses for the three months ended June 30, 2004 was offset by a decrease in lab supplies of $245,000, which was the result of a decrease in headcount from June 30, 2003 to June 30, 2004 and as a result of a slow down in purchasing of lab supplies during May 2004 due to the move of our corporate headquarters in June 2004.

     The following summarizes our research and development expenses for the three months ended June 30, 2004 and 2003:

	For the three months ended June 30,
	2004	2003
	(In thousands)
Direct external costs:
Isatoribine and family of compounds	$608	$487
ANA380 (LB80380)	4,015	—
Unallocated direct internal costs	401	233
Unallocated indirect internal costs and overhead	3,432	3,600

Total research and development	$8,456	$4,320

     General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 2004 compared to $1.0 million for the three months ended June 30, 2003. The $500,000 increase from the three months ended June 30, 2003 to the three months ended June 30, 2004 was primarily related to (i) moving expenses in the amount of $143,000 related to the move to our new corporate headquarters during the three months ended June 30, 2004, (ii) a $117,000 increase in our directors and officers insurance premium as a result of our initial public offering that closed on March 31, 2004, (iii) a $99,000 increase in personnel expenses as a result of the accrual for anticipated fiscal year 2004 bonuses offset by an overall reduction in headcount from the three months ended June 30, 2003 to the three months ended June 30, 2004, and (iv) a $96,000 increase in legal expenses associated with the filing of patent applications during the three months ended June 30, 2004.

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Option or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In connection with the grant of stock options and stock awards to employees, we record deferred stock-based compensation as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $1.2 million for the three months ended June 30, 2004 compared to $608,000 for the three months ended June 30, 2003.

     Interest Income and other, net. Interest income and other, net was $103,000 for the three months ended June 30, 2004 compared to $50,000 for the three months ended June 30, 2003. The increase in the interest income for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was the result of the overall increase in our average cash balance for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Our ending cash balance of $42.3 million at June 30, 2004 reflects the net proceeds of $43.7 million from our initial public offering and the sale of an additional 743,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option.

     Interest Expense. Interest expense was $61,000 for the three months ended June 30, 2004 which was relatively consistent with the interest expense of $62,000 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Revenue. We recorded revenues of $896,000 for the six months ended June 30, 2004 compared to $1.2 million for the six months ended June 30, 2003. Revenue for the six months ended June 30, 2004 was primarily attributable to revenues derived from our collaborations with Roche and Daiichi and to a lesser extent, our collaboration with Amgen. Revenue for the six months ended June 30, 2003 was primarily attributable to our collaborations with Roche and Amgen and to a lesser extent, revenue derived from a European grant and our collaboration with Gilead.

     Research and Development Expenses. Research and development expenses were $13.2 million for the six months ended June 30, 2004 compared to $8.8 million for the six months ended June 30, 2003. The increase in research and development expenses during the six months ended June 30, 2004 was the result of the $500,000 option payment and the $4,000,000 licensing fee paid to LG Life Sciences in conjunction with the execution of our joint development and license agreement and an increase in clinical trial and investigator costs of $373,000. This increase was offset by a decrease in lab supplies of $372,000, which was the result of decreased headcount from June 30, 2003 to June 30, 2004 and as a result of a slow down in purchasing of lab supplies during May 2004 due to the move of our corporate headquarters. Salary and benefit expense decreased as a result of a decrease in headcount from the three months ended June 30, 2003 to the three months ended June 30, 2004 which was entirely offset by an increase in the accrual for anticipated bonuses for fiscal year 2004.

The following summarizes our research and development expenses for the six months ended June 30, 2004 and 2003:

	For the six months ended June 30,
	2004	2003
	(In thousands)
Direct external costs:
Isatoribine and family of compounds	$1,283	$1,047
ANA380 (LB80380)	4,015	—
Unallocated direct internal costs	729	477
Unallocated indirect internal costs and overhead	7,158	7,256

Total research and development	$13,185	$8,780

     General and Administrative Expenses. General and administrative expenses were $2.6 million for the six months ended June 30, 2004 which is consistent with the general and administrative expenses for the six months ended June 30, 2003. Personnel expenses for the six months ended June 30, 2004 decreased by $325,000 compared to the six month period ended June 30, 2003 which was the result of the following: (i) a one-time forgiveness during the six months ended June 30, 2003 of an outstanding note receivable in the amount of $169,000 with our CEO, (ii) inclusion of a one time termination payment of $91,800 to our former chief financial officer which was recorded during the six months ended June 30, 2003, and (iii) a net $69,000 decrease in personnel expense as a result of an overall reduction in headcount from June 30, 2003 to June 30, 2004 offset by an accrual for anticipated bonuses for fiscal year 2004. The decrease in personnel expenses were offset by increases in the following: (i) moving expenses in the amount of $143,000 for the move of our corporate headquarters in June 2004, (ii) a $117,000 increase in our directors and officers insurance premium as a result of our initial public offering that closed on March 31, 2004, and (iii) a $102,000 increase in legal expenses associated with the filing of patent applications during the six months ended June 30, 2004 .

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Option or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In connection with the grant of stock options and stock awards to employees, we record deferred stock-based compensation as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $3.5 million for the six months ended June 30, 2004 compared to $2.8 million for the six months ended June 30, 2003.

     Interest Income and other, net. Interest income was $121,000 for the six months ended June 30, 2004 compared to $136,000 for the six months ended June 30, 2003. The decrease in interest income for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily attributable to the timing of the investment of our IPO proceeds. . Our ending cash balance of $42.3 million at June 30, 2004 reflects the net proceeds of $43.7 million from our initial public offering and the sale of an additional 743,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option. Interest income and other, net for the six months ended June 30, 2004 also includes a $24,000 loss associated with the sale and write-off of certain equipment and furniture as a result of our move into our new corporate headquarters.

     Interest Expense. Interest expense was $121,000 for the six months ended June 30, 2004 compared to $111,000 for the six months ended June 30, 2003. The overall increase in interest expense of $9,000 was the result of higher average debt balances during the current six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Liquidity and Capital Resources

     To date, we have funded our operations primarily through the sale of equity securities as well as through equipment financing. Through June 30, 2004, we had received approximately $171.3 million from the sale of equity securities. In addition, as of June 30, 2004, we had financed through loans the purchase of equipment totaling approximately $8.6 million, of which $2.1 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 11.4% and are due in monthly installments through October 2007.

     As of June 30, 2004, we had $42.3 million in cash and cash equivalents and securities available-for-sale as compared to $14.5 million as of December 31, 2003, an increase of $27.8 million. This increase resulted primarily from our initial public offering proceeds offset by cash requirements for our working capital requirements. Net cash used in operating activities amounted to $15.4 million for the six months ended June 30, 2004, primarily reflecting the net loss occurring for this period of $18.4 million offset by non-cash charges for depreciation and amortization of $780,000 and amortization of deferred compensation of $3.3 million. Net cash used in investing activities for the six months ended June 30, 2004 amounted to $29.3 million. Cash used in investing activities included $29.0 million in purchases of securities available-for-sale and $283,000 expended for the purchase of property and equipment. Net cash provided by financing activities amounted to $43.5 million for the six months ended June 30, 2004, primarily reflecting net proceeds of $43.7 million received during the six months ended June 30, 2004 from the sale of common stock associated with our initial public offering.

     Net cash used in operating activities was approximately $9.6 million during the six months ended June 30, 2003. The primary use of cash was to fund our net loss in the period, adjusted for non-cash expenses, including $1.1 million in depreciation and amortization, $2.3 million in amortization of deferred compensation, and changes in operating assets and liabilities. Net cash provided by investing activities was $11.9 million for the six months ended June 30, 2003. The increase in net cash provided by investing activities for the six months ended June 30, 2003 was primarily a result of proceeds from the sale of securities available-for-sale. Net cash provided by financing activities was $304,000 for the six months ended June 30, 2003. Net cash provided by financing activities primarily reflects the proceeds from the issuance of long-term debt offset by principal payments on long-term debt.

     The following summarizes our long-term contractual obligations as of June 30, 2004 (in thousands):

		Less than	1- 3 years	4-5 years
Contractual Obligations	Total	1 year	(2005-2007)	(2008-2009)	Thereafter
Operating leases	$8,444	$1,019	$5,362	$2,063	$—
Equipment financing	2,147	1,087	1,060	—	—
Minimum royalty commitment	1,025	—	125	100	800

	$11,161	$2,106	$6,547	$2,163	$800

     We also enter into agreements with clinical sites that conduct our clinical trials. We make payments to sites based upon the number of subjects enrolled and the length of their participation in the trials. For the three months ended June 30, 2004 and 2003, we made aggregate payments of $106,000 and $222,000 respectively, and for the six months ended June 30, 2004 and 2003, we made aggregate payments of $458,000 and $486,000 respectively, to clinical sites in connection with our clinical trials for isatoribine and ANA971. At this time, due to the variability associated with the number of subjects that will be enrolled in our on-going clinical trials, we are unable to estimate with certainty the future enrollment costs we will incur.

     In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd. (“LGLS”) to enter into a joint development and license agreement for the development and potential commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We paid $500,000 to LGLS for this option. On April 18, 2004, we exercised our option and entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 (LB80380) for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 (LB80380) with LGLS. During May 2004, we paid a licensing fee of $4 million to LGLS. In addition, we could be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We may pay royalties on eventual product sales in our sales territory to LGLS and may receive royalties on eventual product sales in China from LGLS.

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

     We believe that the net proceeds from our initial public offering, together with interest thereon, our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our collaborations, will be sufficient to meet our projected operating requirements through at least the beginning of 2006. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that will be primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

     As of June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

     Our existing organizational structure was formed in May 2000 with a substantially new management team and the infusion of new product candidates and technologies. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of compounds. Any compounds discovered by us will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, ANA380 (LB80380), the isatoribine family of compounds which include isatoribine (ANA245), and ANA971 and ANA975, which are two oral prodrugs of isatoribine, and any other compounds we discover or in-license may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years and we are unable to predict the extent of future losses or when we will become profitable, if ever.

     We have incurred net operating losses since our incorporation in 1992 and through June 30, 2004 have $151.2 million in accumulated deficit. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA975. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating significant continuing revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to expand the clinical trial program for members of the isatoribine family, including ANA971 or ANA975, fund our share of the development costs of ANA380 (LB80380), further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

The technologies on which we rely are unproven, and may not result in the discovery or development of commercially viable products.

     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-like receptor 7, or TLR7, and on the interactions between small molecules and RNA (ribonucleic acid). However, RNA biology and chemistry are difficult, time-consuming and expensive, and studying small molecule-RNA interactions may not result in the discovery of any viable therapeutic product candidates. Additionally, the interaction between isatoribine and TLR7 represents a new mechanism of action. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.

We are dependent on the commercial success of isatoribine or an oral prodrug of isatoribine and we cannot be certain that isatoribine or an oral prodrug of isatoribine will be commercialized.

     Clinical trials of isatoribine and ANA971 to date have been limited to initial studies of safety and dosing in a small number of patients. We have expended significant time, money and effort in the development of isatoribine and ANA971 and we will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize isatoribine or any oral prodrug of isatoribine. If we fail to commercialize isatoribine or any oral prodrug of isatoribine, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.

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

     We are currently conducting clinical trials of isatoribine in Europe, in accordance with applicable European Union national regulations. Prior to commencing any clinical trials of isatoribine or any oral prodrug of isatoribine in the U.S., we will need to submit an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA. Any IND application that we submit to the FDA for isatoribine or an oral prodrug of isatoribine will likely incorporate the results of our European clinical trials of these product candidates. Although we view it as unlikely, the FDA could reject these clinical trial results based on a determination that the clinical trials were not conducted in accordance with requisite U.S. regulatory standards and procedures. Moreover, the FDA may subject the trial data that we submit to additional scrutiny and we may incur additional costs and delays responding to FDA requests for supplemental information or clarification. If we are unable to obtain FDA approval for any IND for isatoribine or any other product candidate based on isatorbine, we will not be permitted to conduct clinical trials for isatoribine, ANA971, ANA975 or any other product candidates based on isatoribine in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization. As a result, any delay in an IND becoming effective for one of these product candidates could delay the further development of our lead HCV product candidates and potential commercialization and delay our ability to generate product sales.

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

     Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA, or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated enrollment or retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	requests by the FDA for supplemental information on, or clarification of, the results of clinical trials conducted in other countries;

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by participants.

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

     Although a U.S. IND covering ANA380 (LB80380) has been filed with the FDA, to date no clinical trials of ANA380 (LB80380) have been conducted in the U.S. As a result, the FDA may subject the clinical trial design for ANA380 (LB80380) to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 (LB80380) in the U.S. could delay the further development of our lead HBV product candidate and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380 (LB80380), we do not have complete control over the design of the clinical trials of ANA380 (LB80380) and will be affected, at least in part, by decisions previously made by LGLS with respect to clinical trial structure and communications with regulatory authorities. As part of conducting the global joint development plan, it is our intention to build and maintain open communication channels with regulatory authorities, including the FDA. If we are unable to do so within our desired timeframe, our clinical development plan in the U.S. and other countries may be delayed and our ability to generate revenues may suffer.

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

     In March 2000, we acquired the exclusive worldwide rights to isatoribine and five other compounds from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.), or Valeant, as part of an agreement with Valeant and Devron R. Averett, Ph.D. If there is any dispute between us and Valeant regarding our rights under the agreement, our ability to develop and market isatoribine or any other compound licensed from Valeant may be adversely affected. In the past we have been involved in disputes with Valeant regarding patent prosecution matters related to the licensed compounds and entered into a new agreement with Valeant in December 2002 that superseded the original license agreement and resolved these disputes. Valeant may develop technologies and products similar to the drugs we may derive from these compounds, which do not infringe the patents acquired by us. If we are not able to resolve any future license disputes that may arise or obtain adequate patent protection, our ability to develop isatoribine or the other relevant compounds may be compromised and we may not be able to prevent competitors, including Valeant, from making, using and selling competing products, which could have a material adverse effect on our financial condition and results of operation.

Even if we successfully complete clinical trials of isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

     There can be no assurance that if our clinical trials of isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to isatoribine, an oral prodrug of isatorbine, ANA380 (LB80380) or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the U.S. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize isatoribine, an oral prodrug of isatoribine, ANA380 (LB80380) or any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

     The primary composition of matter patents covering ANA245 will expire in 2007 and 2008. We have filed for patent protection on ANA971 and ANA975, although there can be no assurance that we will be able to secure adequate patent protection. After the patent expirations of ANA245 itself, however, we will have no direct means to prevent third parties from making, selling, using or importing ANA245 in the U.S., Europe or Japan. Instead, we expect to rely upon the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for ANA245. For NDAs for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. This exclusivity only applies to submissions of an ANDA and would not prevent a third party from conducting pivotal clinical trials and thereafter filing a complete NDA regulatory submission for ANA245 after the patent expirations. Our competitors will be free during any period of statutory exclusivity to develop the data necessary either to file an ANDA at the end of the exclusivity period or to conduct studies in support of a complete NDA filing during the period of market exclusivity. Japanese law may provide us with marketing exclusivity in Japan for a period up to six years following Japanese marketing approval. Although statutory market exclusivity in Europe, the U.S. and Japan may apply even when the composition of matter patent has already expired, it is possible that ANA245 will not qualify for such exclusivity, or alternatively, the terms of the Hatch-Waxman Act, or similar foreign statutes, could be amended or interpreted to our disadvantage. If we do not qualify for marketing exclusivity for ANA245, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

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

     Conflicts may arise between our collaborators and us, such as conflicts concerning the conduct of research, the achievement of milestones or the ownership or protection of intellectual property developed during the collaboration. In addition, in the past we have been involved in disputes with Valeant Pharmaceuticals International (formerly ICN Pharmaceuticals, Inc.) regarding the license of certain compounds, which resulted in us entering into a new agreement with Valeant in December 2002 that superseded the original March 2000 license agreement between us and Valeant and resolved the disputes. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could harm our reputation, result in a loss of revenues and a reduction in our cash position, and cause a decline in our stock price:

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

     We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 21 as of December 31, 2000 to 84 as of June 30, 2004, which has placed a strain on our managerial, operational and financial resources. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

     Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. Consequently, we cannot be certain that we or our collaborators were the first to invent, or the first to file patent applications on our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV and HBV. Potential competitors may develop treatments for HCV, HBV or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced HCV product candidates or with ANA380 (LB80380). Isatoribine, ANA971 and ANA975 also are subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. Similarly, ANA380 (LB80380) is also subject to competition in the treatment of HBV from other products already approved and on the market, including the following: interferon-alpha therapy (Intron-A) currently marketed by Schering-Plough, lamivudine (Zeffix/Epivir HBV) currently marketed by GlaxoSmithKline, and adefovir dipivoxil (Hepsera) currently marketed by Gilead. We also face competition from a number of companies working in the field of antibacterials.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File number 333-110528) that was declared effective by the Securities and Exchange Commission on March 25, 2004. On March 31, 2004, 6,250,000 shares of common stock were sold on our behalf at an initial public offering of $7.00 per share, resulting in aggregate proceeds of approximately $38.8 million, net of underwriting discounts and commissions and offering expenses. An additional 743,950 shares of common stock were sold pursuant to an underwriters over-allotment option at $7.00 per share, resulting in additional proceeds to us after deducting underwriting discounts and commissions of $4.9 million.

After deducting expenses of the offering, we received net offering proceeds of approximately $43.7 million. From the time of receipt of the proceeds from the sale of our common stock through June 30, 2004, we have used approximately $4.6 million of the net proceeds from the offering to fund operations, working capital and other general corporate purposes. The remainder of the proceeds have been invested into short and long-term investment securities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT
NO.	DESCRIPTION
10.34*	Joint Development and License Agreement between LG Life Sciences and Anadys Pharmaceuticals Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

31.3	Section 302 Certification by Anadys’ Director of Finance and Principal Accounting Officer Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President,

32	Corporate Development and Finance

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

On May 13, 2004, Anadys Pharmaceuticals Inc. filed a report on Form 8-K, which reported under Items 7 and 12 that Anadys Pharmaceuticals Inc. had issued a press release announcing its first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	ANADYS PHARMACEUTICALS, INC.

	By:	/s/ Kleanthis G. Xanthopoulos

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michael J. Kamdar

Michael J. Kamdar
Senior Vice President, Corporate Development
and Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
10.34*	Joint Development and License Agreement between LG Life Sciences and Anadys Pharmaceuticals Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

31.3	Section 302 Certification by Anadys’ Director of Finance and Principal Accounting Officer Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President,

32	Corporate Development and Finance

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.