Form 10-Q
period 2004-09-30
ANADYS PHARMACEUTICALS INC
filed 2004-11-12
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO                    .

COMMISSION FILE NUMBER 000-31161

ANADYS PHARMACEUTICALS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-3193172
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

3115 Merryfield Row, San Diego, CA	92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of the close of business on November 9, 2004:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	22,285,004

ANADYS PHARMACEUTICALS, INC.

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,693	$11,968
Securities available-for-sale	31,488	2,531
Accounts receivable	88	525
Prepaid expenses and other current assets	1,253	1,168

Total current assets	40,522	16,192
Property and equipment, net	2,714	3,097
Other assets, net	1,986	953

Total assets	$45,222	$20,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,636	$2,429
Current portion of long-term debt	1,276	1,059
Deferred revenue	600	400

Total current liabilities	5,512	3,888
Long-term debt, net of current portion	1,573	1,401
Deferred rent	228	—
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value; no shares and 40,287,030 shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares and 34,484,669 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	—	45,012
Stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; no shares and 33,766,599 shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares and 33,513,599 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	—	80,779
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares issued and outstanding at September 30, 2004 and December 31, 2003.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2004 and December 31, 2003; 22,275,325 and 1,905,708 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	22	2
Additional paid-in capital	199,744	24,011
Deferred compensation	(3,569)	(2,206)
Accumulated other comprehensive loss	(39)	(2)
Accumulated deficit	(158,249)	(132,643)

Total stockholders’ equity (deficit)	37,909	(30,059)

Total liabilities and stockholders’ equity	$45,222	$20,242

See accompanying notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003, has been derived from audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Collaborative agreements	$338	$527	$1,234	$1,600
Grants	18	—	18	131

Total revenues	356	527	1,252	1,731
Expenses:
Research and development	5,084	3,756	18,271	12,538
General and administrative	1,577	937	4,136	3,444
Stock-based compensation:
Research and development	358	527	2,188	1,889
General and administrative	488	270	2,201	1,728

Total operating expenses	7,507	5,490	26,796	19,599
Interest income and other, net	160	(191)	283	(57)
Interest expense	(50)	(62)	(170)	(173)

Net interest income (expense)	110	(253)	113	(230)

Net loss	(7,041)	(5,216)	(25,431)	(18,098)

Accretion to redemption value of redeemable convertible preferred stock	—	(169)	(175)	(501)

Net loss applicable to common stockholders	$(7,041)	$(5,385)	$(25,606)	$(18,599)

Net loss per share, basic and diluted (1)	$(0.32)	$(3.54)	$(1.65)	$(13.27)

Shares used in calculating net loss per share, basic and diluted (1)	22,248	1,521	15,504	1,402

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

ANADYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating Activities
Net loss	$(25,431)	$(18,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	1,369
Amortization of deferred compensation	4,189	2,771
Compensation related to restricted stock	172	666
Compensation related to stock option issuance	47	180
Deferred rent	228	(35)
Interest expense related to warrants issued in connection with debt	37	26
Loss on the sale of property and equipment	25	233
Forgiveness of note due from related party	—	169
Substantial dissolution of foreign operations	—	(134)
Changes in operating assets and liabilities:
Accounts receivable	413	277
Prepaid expenses and other current assets	(61)	14
Other assets, net	(1,228)	(197)
Accounts payable and accrued expenses	1,207	(852)
Deferred revenue	200	—

Net cash used in operating activities	(19,052)	(13,611)
Investing Activities
Proceeds from sale of securities available-for-sale	1,033	21,582
Purchases of securities available-for-sale	(30,027)	(5,278)
Purchase of property and equipment	(632)	(536)
Proceeds for the sale of property and equipment	35	17

Net cash (used in) provided by investing activities	(29,591)	15,785
Financing Activities
Proceeds from sale of common stock	43,736	6
Proceeds from exercise of stock options	280	2
Proceeds from issuance of long-term debt	1,198	1,397
Principal payments on long-term debt	(846)	(1,388)

Net cash provided by financing activities	44,368	17
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in cash and cash equivalents	(4,275)	2,191
Cash and cash equivalents at beginning of period	11,968	6,866

Cash and cash equivalents at end of period	$7,693	$9,057

Supplemental Disclosure of Non-cash and Investing and Financing Activities:
Accretion of costs on redeemable convertible preferred stock	$175	$501

Unrealized loss on securities available-for-sale	$37	$(3)

Forgiveness of note due from related party	$—	$169

Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$45,012	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$80,779	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiary Anadys Pharmaceuticals Europe GmbH, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Company’s Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on March 26, 2004. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The net loss per share for the three months ended September 30, 2004 includes the full effect of the 13.3 million shares of our common stock issued upon conversion of our redeemable and convertible preferred stock in conjunction with our initial public offering. As a result of the issuance of these common shares on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and nine months ended September 30, 2004 and 2003. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(7,041)	$(5,216)	$(25,431)	$(18,098)
Accretion to redemption value of redeemable convertible preferred stock	—	(169)	(175)	(501)

Net loss applicable to common stockholders	$(7,041)	$(5,385)	$(25,606)	$(18,599)

Denominator:
Weighted average common shares	22,266	1,862	15,573	1,829
Weighted average unvested common shares subject to repurchase	(18)	(341)	(69)	(427)

Denominator for basic and diluted earnings per share	22,248	1,521	15,504	1,402

Basic and diluted net loss per share	$(0.32)	$(3.54)	$(1.65)	$(13.27)

Pro forma:
Numerator:
Net loss	$(7,041)	$(5,216)	$(25,431)	$(18,098)
Denominator:
Weighted average common shares used to calculate basic and diluted loss per share	22,248	1,497	15,504	1,813
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	12,124	4,346	10,866

Denominator for basic and diluted earnings per share	22,248	13,621	19,850	12,679

Pro forma basic and diluted net loss per share	$(0.32)	$(0.38)	$(1.28)	$(1.43)

	Nine months ended September 30,
	2004	2003
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Preferred stock	—	12,101
Common stock subject to repurchase	16	296
Options to purchase common stock	1,803	1,051
Warrants	376	346

	2,195	13,794

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(7,041)	$(5,216)	$(25,431)	$(18,098)
Unrealized (loss) gain on available-for-sale securities and other investments and foreign currency translation loss	12	(271)	(37)	(126)

Comprehensive loss	$(7,029)	$(5,487)	$(25,468)	$(18,224)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plan,” over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss applicable to common stockholders	$(7,041)	$(5,385)	$(25,606)	$(18,599)
Add: Stock-based employee compensation included in reported net loss	846	797	4,389	3,681
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(865)	(572)	(3,847)	(2,466)

Pro forma net loss	$(7,060)	$(5,160)	$(25,064)	$(17,384)

Net loss per share:
Basic and diluted - as reported	$(0.32)	$(3.54)	$(1.65)	$(13.27)

Basic and diluted - pro forma	$(0.32)	$(3.39)	$(1.62)	$(12.39)

Assumptions used:
Risk-free interest rate	3.40%	3.61%	3.09%	2.92%
Dividend yield	0%	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	70%	70%	70%	70%
Weighted-average expected life of option (years)	5	5	5	5

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5. Stockholders’ Equity

On March 31, 2004, we completed an initial public offering of 6,250,000 shares of common stock for proceeds to us of $38.8 million, net of underwriting discounts and commissions and offering expenses. Subsequent to March 31, 2004, we closed the sale of an additional 743,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in additional proceeds to us of $4.9 million, net of underwriting discounts and commissions.

6. Collaboration and Research Agreements

In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd. (“LGLS”) to enter into a joint development and license agreement for the development and potential commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We paid LGLS $500,000 for this option. On April 18, 2004, we exercised our option and have entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 with LGLS. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. This payment is included as a component of research and development expenses for the nine months ended September 30, 2004. In addition, we may be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS.

On July 28, 2004, we entered into a new drug discovery collaboration with Roche. Under the terms of the agreement, we will receive research and development funding from Roche and in exchange we will engage our drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. As of September 30, 2004, we have received $438,000 in research and development funding from Roche of which approximately $307,000 was recorded as revenue for the three and nine months ended September 30, 2004. The agreement includes potential milestone payments if certain research and commercial milestones are achieved and royalties on net sales of any new drug resulting from the collaboration that may be commercialized by Roche. There is no guarantee we will receive any royalty payments or milestone payments under the agreement.

On September 3, 2004, we entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, we will receive research funding of $1.25 million over the three-year term of the agreement. As of September 30, 2004, we have received $500,000 in research funding from Aphoenix of which approximately $31,000 was recorded as revenue for the three and nine months ended September 30, 2004. We may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration. There is no guarantee we will receive any royalty payments or milestone payments under the agreement.

During September 2004, we were awarded a Phase II Small Business Innovation Research grant from the National Institute of Health (NIH). Funding for the first and second year of the grant is expected to be $536,400 and $668,600, respectively, for a total expected funding of $1.2 million over the life of the grant. The second year funding under the grant is contingent upon the Company showing satisfactory progress on the grant and the availability of funds at the NIH. As of September 30, 2004, we have recorded as revenue approximately $18,000 under the grant.

7. Debt

On September 8, 2004, we modified our existing equipment financing agreement with General Electric Capital Corporation. The modifications under the agreement include increasing the maximum amount available under the agreement to $3 million, providing for a revolving credit facility, and extending the term to December 31, 2005. On September 24, 2004, we executed a promissory note under the equipment financing agreement in the amount of $1,068,000 to finance eligible equipment and tenant improvements. Under the terms of the promissory note, we will make 48 monthly payments with a fixed interest rate of 8.56%. The promissory note is collateralized by the eligible equipment and tenant improvements acquired by the loan. As of September 30, 2004, a total of $1,645,000 was outstanding under the equipment financing agreement and we have $1,355,000 available under the equipment financing agreement.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule, anti-infective medicines for the treatment of hepatitis C virus, hepatitis B virus and bacterial infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, general research and development and preclinical and early stage clinical testing of isatoribine (ANA245), and ANA971 and ANA975, which are two oral prodrugs of isatoribine, and our other product candidates. We have incurred significant operating losses since our inception in 1992 and our commencement of operations in 1994 and, as of September 30, 2004 our accumulated deficit was $158.2 million. We expect to incur substantial and increasing losses for at least the next several years as we:

•	Continue the development of ANA975 for the treatment of HCV;

•	Fund our portion of the global development costs of ANA380;

•	Continue the development of our other HCV, HBV and antibacterial product candidates;

•	Further our research and development programs;

•	Advance our preclinical candidates into clinical development;

•	Establish a commercial infrastructure;

•	Commercialize any product candidates that receive regulatory approval; and

•	Potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

On March 31, 2004, we completed an initial public offering of 6,250,000 shares of common stock for proceeds to us of $38.8 million, net of underwriting discounts and commissions and offering expenses. Subsequent to March 31, 2004, we also closed the sale of an additional 743,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option, which resulted in proceeds to us of $4.9 million, net of underwriting discounts and commissions.

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

     Revenue Recognition. Our revenue recognition policies are in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition,” which provide guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC. Many of our collaboration agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. As of September 30, 2004, we have not recognized any revenue from royalties or significant milestone payments.

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

     Stock-based compensation. As permitted by the Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB 25.” Pursuant to these guidelines, we measure the intrinsic value of the option or restricted stock award on its grant date as the difference between the purchase price of the restricted stock or the exercise price of employee stock options and the fair market value of our stock on the date of issuance or grant, and expense the difference if any, over the vesting period of the option or restricted stock award on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans.”

     SFAS No. 123 requires stock-based compensation to be accounted for under the fair value method. If we adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our loss would have been materially impacted. The impact of this method is disclosed in the notes to the condensed consolidated financial statements.

     Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123, and periodically remeasured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”, and recognized over the related service period.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95", that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Revenue. We recorded revenues of $356,000 for the three months ended September 30, 2004 compared to $527,000 for the three months ended September 30, 2003. Revenue for the three months ended September 30, 2004 was primarily attributable to revenues derived from our collaboration with Roche and to a lesser extent, revenues derived from our collaboration with Aphoenix and a SBIR grant. Revenue for the three months ended September 30, 2003 was primarily attributable to our collaboration with Roche and to a lesser extent, revenues derived from our collaboration with Amgen.

     Research and Development Expenses. Research and development expenses were $5.1 million for the three months ended September 30, 2004 compared to $3.8 million for the three months ended September 30, 2003. The increase in research and development expenses during the quarter ended September 30, 2004 was primarily the result of an increase of $854,000 in clinical trial costs, investigator costs, and compound manufacturing costs and to a lesser extent the result of an increase of $192,000 in personnel expenses including recruiting and hiring costs associated with the recruitment of additional personnel and an increase in the accrual for anticipated fiscal year 2004 bonuses which was offset by an overall reduction in headcount from the three months ended September 30, 2003 to the three months ended September 30, 2004 as a result of the substantial dissolution of our wholly owned foreign subsidiary, Anadys Pharmaceuticals Europe GmbH during September 2003. The increase in research and development expenses for the three months ended September 30, 2004 was offset by a decrease in depreciation and amortization expense of $112,000 which was the result of the substantial dissolution of our wholly owned foreign subsidiary, Anadys Pharmaceuticals Europe GmbH.

     The following summarizes our research and development expenses for the three months ended September 30, 2004 and 2003:

	For the three months ended September 30,
	2004	2003
	(In thousands)
Direct external costs:
Isatoribine and family of compounds	$1,099	$456
ANA380	81	—
Unallocated direct internal costs	536	249
Unallocated indirect internal costs and overhead	3,368	3,051

Total research and development	$5,084	$3,756

     General and Administrative Expenses. General and administrative expenses were $1.6 million for the three months ended September 30, 2004 compared to $937,000 for the three months ended September 30, 2003. The $640,000 increase from the three months ended September 30, 2003 to the three months ended September 30, 2004 was primarily related to increases in legal expenses associated with the filing of patent applications and other legal costs associated with on-going operations, an increase in our directors and officers insurance premium as a result of our initial public offering that closed on March 31, 2004, and increases in personnel expenses for the three months ended September 30, 2004.

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Option or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In connection with the grant of stock options and stock awards to employees, we record deferred stock-based compensation as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $846,000 for the three months ended September 30, 2004 compared to $797,000 for the three months ended September 30, 2003.

     Interest Income and other, net. Interest income and other, net was $160,000 for the three months ended September 30, 2004 compared to ($191,000) for the three months ended September 30, 2003. The increase in interest income for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was the result of the overall increase in our average cash balance from September 30, 2003 to September 30, 2004 as a result of the receipt of $43.7 million of proceeds from our initial public offering and the exercise by the underwriters of an over-allotment option during April 2004 and May 2004. Interest income and other, net for the three months ended September 30, 2003 also includes a $235,000 loss associated with the substantial dissolution of foreign operations associated with our wholly owned subsidiary, Anadys Pharmaceuticals Europe GmbH.

     Interest Expense. Interest expense was $50,000 for the three months ended September 30, 2004, which was relatively consistent with the interest expense of $62,000 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Revenue. We recorded revenues of $1.2 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. Revenue for the nine months ended September 30, 2004 was primarily attributable to revenues derived from our collaborations with Roche and Daiichi and to a lesser extent, revenue derived from our collaborations with Amgen and Aphoenix and from a SBIR grant. Revenue for the nine months ended September 30, 2003 was primarily attributable to our collaborations with Roche and Amgen and to a lesser extent, revenue derived from a European grant and our collaboration with Gilead.

     Research and Development Expenses. Research and development expenses were $18.3 million for the nine months ended September 30, 2004 compared to $12.5 million for the nine months ended September 30, 2003. The increase in research and development expenses during the nine months ended September 30, 2004 was primarily the result of the $500,000 option payment and the $4,000,000 licensing fee paid to LG Life Sciences in conjunction with the execution of our joint development and license agreement and an increase in clinical trial and investigator costs of $1.1 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The following summarizes our research and development expenses for the nine months ended September 30, 2004 and 2003:

	For the nine months ended September 30,
	2004	2003
	(In thousands)
Direct external costs:
Isatoribine and family of compounds	$2,381	$1,502
ANA380	4,096	—
Unallocated direct internal costs	1,264	726
Unallocated indirect internal costs and overhead	10,530	10,310

Total research and development	$18,271	$12,538

     General and Administrative Expenses. General and administrative expenses were $4.1 million for the nine months ended September 30, 2004 compared to $3.4 million for the nine months ended September 30, 2003. The $800,000 increase in general and administrative expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was the result of moving expenses associated with the move of our corporate headquarters in June 2004, an increase in our directors and officers insurance premium as a result of our initial public offering that closed on March 31, 2004, increases in legal expenses associated with the filing of patent applications and other legal costs associated with the on-going operations of the Company, and increases in accounting related expense as a result of increased reporting requirements as a result of our initial public offering that closed on March 31, 2004. The increase in the general and administrative expenses was offset by the inclusion of a one-time forgiveness during the nine months ended September 30, 2003 of an outstanding note receivable in the amount of $169,000 with our CEO and certain other termination expenses.

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Option or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In connection with the grant of stock options and stock awards to employees, we record deferred stock-based compensation as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $4.4 million for the nine months ended September 30, 2004 compared to $3.6 million for the nine months ended September 30, 2003.

     Interest Income and other, net. Interest income was $238,000 for the nine months ended September 30, 2004 compared to ($57,000) for the nine months ended September 30, 2003. The increase in interest income for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily attributable to the overall increase in our average cash balance as a result of the receipt of the proceeds from our initial public offering during April 2004 and May 2004. Our ending cash balance of $39.2 million at September 30, 2004 reflects the net proceeds of $43.7 million from our initial public offering and the sale of an additional 743,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option. Interest income and other, net for the nine months ended September 30, 2003 also includes a $235,000 loss associated with the substantial dissolution of foreign operations associated with our wholly owned subsidiary, Anadys Pharmaceuticals Europe GmbH.

     Interest Expense. Interest expense was $170,000 for the nine months ended September 30, 2004, which was relatively consistent with the interest expense of $173,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     To date, we have funded our operations primarily through the sale of equity securities as well as through equipment financing. Through September 30, 2004, we had received approximately $171.3 million from the sale of equity securities. In addition, as of September 30, 2004, we had financed through loans the purchase of equipment totaling approximately $9.7 million, of which $2.9 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 11.4% and are due in monthly installments through October 2008.

     As of September 30, 2004, we had $39.2 million in cash and cash equivalents and securities available-for-sale as compared to $14.5 million as of December 31, 2003, an increase of $24.7 million. This increase resulted primarily from our initial public offering proceeds offset by cash requirements for our working capital requirements. Net cash used in operating activities amounted to $19.1 million for the nine months ended September 30, 2004, primarily reflecting the net loss occurring for this period of $25.4 million offset by non-cash charges for depreciation and amortization of $1.2 million and amortization of deferred compensation of $4.2 million. Net cash used in investing activities for the nine months ended September 30, 2004 amounted to $29.6 million. Cash used in investing activities included $30.0 million in purchases of securities available-for-sale and $632,000 expended for the purchase of property and equipment. Net cash provided by financing activities amounted to $44.4 million for the nine months ended September 30, 2004, primarily reflecting net proceeds of $43.7 million received during the nine months ended September 30, 2004 from the sale of common stock associated with our initial public offering.

     Net cash used in operating activities was approximately $13.6 million during the nine months ended September 30, 2003. The primary use of cash was to fund our net loss in the period, adjusted for non-cash expenses, including $1.4 million in depreciation and amortization, $2.8 million in amortization of deferred compensation, and changes in operating assets and liabilities. Net cash provided by investing activities was $15.8 million for the nine months ended September 30, 2003. The increase in net cash provided by investing activities for the nine months ended September 30, 2003 was primarily a result of proceeds from the sale of securities available-for-sale. Net cash provided by financing activities was $17,000 for the nine months ended September 30, 2003. Net cash provided by financing activities primarily reflects the proceeds from the issuance of long-term debt offset by principal payments on long-term debt.

     The following summarizes our long-term contractual obligations as of September 30, 2004 (in thousands):

		Less than	1- 3 years	4-5 years
Contractual Obligations	Total	1 year	(2005-2007)	(2008-2009)	Thereafter
Operating leases	$8,138	$1,146	$5,402	$1,590	$—
Equipment financing	2,934	1,326	1,600	8	—
Minimum royalty commitment	1,025	—	125	200	700

	$12,097	$2,472	$7,127	$1,798	$700

     We also enter into agreements with clinical sites that conduct our clinical trials. We make payments to sites based upon the number of subjects enrolled and the length of their participation in the trials. For the three months ended September 30, 2004 and 2003, we made aggregate payments of $77,000 and $128,000, respectively, and for the nine months ended September 30, 2004 and 2003, we made aggregate payments of $535,000 and $614,000, respectively, to clinical sites in connection with our clinical trials for isatoribine and ANA971. At this time, due to the variability associated with the number of subjects that will be enrolled in our on-going clinical trials, we are unable to estimate with certainty the future enrollment costs we will incur.

     In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd. (“LGLS”) to enter into a joint development and license agreement for the development and commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We paid $500,000 to LGLS for this option. On April 19, 2004, we announced that we exercised our option and have entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 with LGLS. During May 2004, we paid a licensing fee of $4 million to LGLS. In addition, we could be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs of producing clinical trial material;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the success of the commercialization of ANA380 and ANA975; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

     As of September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

     Our existing organizational structure was formed in May 2000 with a substantially new management team and the infusion of new product candidates and technologies. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of compounds. Any compounds discovered by us will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, ANA380, the isatoribine family of compounds which include isatoribine (ANA245), ANA971 and ANA975, which are two oral prodrugs of isatoribine, and any other compounds we discover or in-license may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years and we are unable to predict the extent of future losses or when we will become profitable, if ever.

     We have incurred net operating losses since our incorporation in 1992 and through September 30, 2004 have $158.2 million in accumulated deficit. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA975. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating significant continuing revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to expand the clinical trial program for ANA975, fund our share of the development costs of ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

The technologies on which we rely are unproven, and may not result in the discovery or development of commercially viable products.

     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-like receptor 7, or TLR7, and on the interactions between small molecules and RNA (ribonucleic acid). However, RNA biology and chemistry are difficult, time-consuming and expensive, and studying small molecule-RNA interactions may not result in the discovery of any viable therapeutic product candidates. Additionally, the interaction between isatoribine and TLR7 represents a new mechanism of action for the treatment of HCV and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV infected patients. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.

We are dependent on the commercial success of an oral prodrug of isatoribine and we cannot be certain that an oral prodrug of isatoribine will be commercialized.

     Based on the results of our clinical trials of isatoribine and ANA971, as well as preclinical indications of the likely dosing levels required for ANA975, we believe ANA975 may offer improved oral delivery and enhanced pharmaceutical properties over ANA971 and isatoribine. Therefore, we currently plan to pursue the development of ANA975 for both the front-line and second line indications in the HCV markets, in place of isatoribine and ANA971. Our work with ANA975 to date has been limited to pre-clinical studies. However, we have expended significant time, money and effort in the clinical trials of isatoribine and ANA971. Because the underlying mechanism of action for ANA975 is the same as for isatoribine and ANA971, we expect that the knowledge derived from our clinical development of isatoribine and ANA971 will help to accelerate the development of ANA975. Nonetheless, we will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975 or any other oral prodrug of isatoribine. If we fail to commercialize ANA975 or any other oral prodrug of isatoribine, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.

Because the results of preclinical studies and initial clinical trials of isatoribine, ANA975 and ANA380 are not necessarily predictive of future results, we can provide no assurances that ANA975 or ANA380 will have favorable results in later clinical trials, or receive regulatory approval.

     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of isatoribine and ANA380 have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV or HBV, and thus the limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and also may not predict the ability of isatoribine to achieve a sustained virologic response or the ability of ANA380 to provide a long-term therapeutic benefit. These initial trials have not been designed to assess the long-term therapeutic utility of isatoribine or ANA380. We will be required to demonstrate through larger-scale clinical trials that ANA975 and ANA380 are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If ANA975, ANA380, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related ANA975 or ANA380, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

We have not filed an IND to conduct clinical trials of isatoribine or ANA975 in the U.S. and we may not be able to obtain FDA approval of an IND to permit us to conduct clinical trials of isatoribine or ANA975 in the U.S.

     We are currently conducting clinical trials of isatoribine in Europe, in accordance with applicable European Union national regulations. Prior to commencing any clinical trials of ANA975, isatoribine or any other oral prodrug of isatoribine in the U.S., we will need to submit an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA. Any IND application that we submit to the FDA for ANA975, isatoribine or any other oral prodrug of isatoribine will likely incorporate the results of our European clinical trials of these product candidates. Although we view it as unlikely, the FDA could reject these clinical trial results based on a determination that the clinical trials were not conducted in accordance with requisite U.S. regulatory standards and procedures. Moreover, the FDA may subject the trial data that we submit to additional scrutiny and we may incur additional costs and delays responding to FDA requests for supplemental information or clarification. If we are unable to obtain FDA approval for any IND for ANA975, isatoribine or any other product candidate based on isatorbine, we will not be permitted to conduct clinical trials for ANA975, isatoribine or any other product candidates based on isatoribine in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization. As a result, any delay in an IND becoming effective for one of these product candidates could delay the further development of our lead HCV product candidate and potential commercialization and delay our ability to generate product sales.

We may not realize the anticipated benefits of the development and potential commercialization of ANA380.

     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are equally conducting and funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer.

We have only recently become involved with the clinical development of ANA380 and may face challenges with the implementation, coordination and management of the global joint development program.

     Clinical trials of ANA380 are currently being conducted in Korea and Hong Kong, and we are in the process of coordinating with LGLS the design of a joint development plan for this program. Because laws and regulatory requirements for conducting clinical trials differ across countries, we may face challenges regarding certain legal and regulatory matters as we work with LGLS to implement a coordinated global development plan for ANA380. If we are unable to implement a coordinated plan that satisfies the regulatory requirements in all of the countries where we intend to conduct clinical trials and ultimately obtain regulatory approval, the clinical development or regulatory approval of ANA380 may be delayed and our ability to generate revenues may be harmed. In addition, because we have not yet finalized the global joint development budget with LGLS, we cannot predict the precise amount of our share of the development costs for the program.

Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

     Our potential drug products and our collaborators’ potential drug products will require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We commenced clinical trials of isatoribine in late 2002 and in February 2004 we commenced clinical trials of ANA971 and our joint development program with LGLS for ANA380. We have not yet commenced clinical trials of ANA975. As a result, we have very limited experience conducting clinical trials. In part because of this limited experience, we cannot be certain that planned clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

The success of the clinical development program of ANA380 will depend, at least in part, on our ability to initiate and maintain a positive working relationship with the FDA and other regulatory authorities, and our failure to do so may harm or delay our ability to commercialize ANA380 in the U.S. or other countries.

     Although a U.S. IND covering ANA380 has been filed with the FDA, to date no clinical trials of ANA380 have been conducted in the U.S. As a result, the FDA may subject the clinical trial design for ANA380 to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 in the U.S. could delay the further development of our lead HBV product candidate and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380, we do not have complete control over the design of the clinical trials of ANA380 and will be affected, at least in part, by decisions previously made by LGLS with respect to clinical trial structure and communications with regulatory authorities. As part of conducting the global joint development plan, it is our intention to build and maintain open communication channels with regulatory authorities, including the FDA. If we are unable to do so within our desired timeframe, our clinical development plan in the U.S. and other countries may be delayed and our ability to generate revenues may suffer.

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

Because we acquired isatoribine from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) any dispute with Valeant Pharmaceuticals International may adversely affect our ability to commercialize isatoribine.

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

Even if we successfully complete clinical trials of ANA975, ANA380 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

     There can be no assurance that if our clinical trials of ANA975, ANA380 or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to ANA975, ANA380 or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the U.S. The FDA can and does reject NDAs and may require additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize ANA975, ANA380 or any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.

     Even if ANA975, ANA971, isatoribine, ANA380 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

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

     The current standard of care for the treatment of chronic HCV is the combination of pegylated interferon-alpha and ribavirin. If ANA975 or any future product candidate that we discover and develop for the treatment of HCV does not provide a treatment regimen that is more beneficial than the current standard of care or otherwise provides patient benefit, that product likely will not be accepted favorably by the market. Similarly, if ANA380 does not provide a treatment regime that is more beneficial than any current or proposed therapy for the treatment of HBV, that product will likewise not be accepted favorably by the market. If any products we may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.

     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete; or

•	complications, such as antibiotic or viral resistance, arise with respect to use of our products.

If we are unable to obtain statutory marketing exclusivity after our patents covering isatoribine or other product candidates expire, we will face increased competition, which may result in reduced potential revenues.

     The primary composition of matter patents covering isatoribine will expire in 2007 and 2008. We have filed for patent protection on ANA971 and ANA975, although there can be no assurance that we will be able to secure adequate patent protection. After the patent expirations of isatoribine itself, however, we will have no direct means to prevent third parties from making, selling, using or importing isatoribine in the U.S., Europe or Japan. Instead, if we pursue commercialization of isatoribine, we expect to rely upon the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for isatoribine. For NDAs for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. This exclusivity only applies to submissions of an ANDA and would not prevent a third party from conducting pivotal clinical trials and thereafter filing a complete NDA regulatory submission for isatoribine after the patent expirations. Our competitors will be free during any period of statutory exclusivity to develop the data necessary either to file an ANDA at the end of the exclusivity period or to conduct studies in support of a complete NDA filing during the period of market exclusivity. Japanese law may provide us with marketing exclusivity in Japan for a period up to six years following Japanese marketing approval. Although statutory market exclusivity in Europe, the U.S. and Japan may apply even when the composition of matter patent has already expired, it is possible that isatoribine will not qualify for such exclusivity, or alternatively, the terms of the Hatch-Waxman Act, or similar foreign statutes, could be amended or interpreted to our disadvantage. If we do not qualify for marketing exclusivity for isatoribine, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

     We will need to raise substantial additional capital at least within the next several years to, among other things:

•	fund our research and development programs;

•	advance our HCV product candidate into and through clinical trials and the regulatory review and approval process;

•	fund our share of the further clinical development and regulatory review and approval of ANA380;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.

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

     Our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently fully develop and commercialize ANA975 or another prodrug of isatoribine, or isatoribine itself, and other potential products that may be based upon our technologies, we will either need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of additional collaborations on acceptable terms, we may not generate sufficient revenue. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.

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

     Although we have designed and managed our preclinical studies and clinical trials relating to isatoribine and ANA971 to date, we engaged clinical investigators and medical institutions to enroll patients in these clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. We expect to follow a similar model for clinical trials of ANA975. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug discovery and development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.

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

     We do not currently have the capabilities for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we currently expect to commercialize in North America our HCV product candidate and other potential product candidates that are of strategic interest to us, because the most advanced of these product candidates are in early stage clinical development, we have not definitively determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop in North America will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop in North America. We will also need to develop a plan to market and sell any products we may develop outside North America. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

     We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 21 as of December 31, 2000 to 82 as of September 30, 2004, which has placed a strain on our managerial, operational and financial resources. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.

     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV and RNA biology and chemistry. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President, Chief Executive Officer and a director. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we lose Dr. Xanthopoulos, Stephen T. Worland, Ph.D., our Executive Vice President, Research and Development, Michael J. Kamdar, Senior Vice President, Corporate Development and Finance, or other members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Our quarterly results and stock price may fluctuate significantly.

     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the status of development of ANA380, ANA975 and our other product candidates, including results of preclinical studies and clinical trials;

•	our recommendation of additional compounds for preclinical development;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into or have entered into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	our or our collaborators’ termination of any of our collaborative, licensing or other arrangements, or any disputes regarding such arrangements;

•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.

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

     We may attempt to acquire businesses, technologies, services or products or in-license technologies that we believe are a strategic fit with our business, at the appropriate time and as resources permit. We believe that strategic acquisitions of complementary businesses, technologies, services or products are a material component of our business strategy to provide us with access to new compounds that are potentially synergistic with our existing product candidate portfolio. If we undertake any acquisition in addition to our recent in-license of ANA380 from LGLS, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:

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

     Although we acquired the exclusive worldwide rights to isatoribine as part of a licensing agreement with Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and have obtained from LGLS development and commercialization rights to ANA380 in certain territories, we have limited experience in identifying acquisition targets, successfully completing potential acquisition targets and integrating any acquired businesses, technologies, services or products into our current infrastructure. Moreover, we may fail to realize the anticipated benefits of any acquisition or devote resources to potential acquisitions that are never completed. If we fail to successfully identify strategic opportunities, complete strategic transactions or integrate acquired businesses, technologies, services or products, we may not be able to successfully expand our product candidate portfolio to provide adequate revenue to attain and maintain profitability.

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

     In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. We may be particularly affected by this because we expect that ANA975 and ANA380, if approved, will be marketed in foreign countries with high incidences of HCV and HBV infection.

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

     If we fail to obtain and maintain patent protection and trade secret protection of ANA380, ANA975, isatoribine or other oral prodrugs of isatoribine or our other product candidates, proprietary technologies and their uses, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

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

     The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree and which may be difficult to comprehend by a judge or jury. An adverse determination in an interference proceeding or litigation, particularly with respect to ANA975, isatoribine or any other oral prodrug of isatoribine or to ANA380, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms, or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing ANA975, ANA380 or our other product candidates, which could have a material and adverse effect on our results of operations.

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

If our competitors develop treatments for HCV, HBV or bacterial infections that are approved faster, marketed better or demonstrated to be more effective than ANA975, ANA380 or any other products that we may develop, our commercial opportunity will be reduced or eliminated.

     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV and HBV. Potential competitors may develop treatments for HCV, HBV or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA975 or with ANA380. Isatoribine, ANA971 and ANA975 also are subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. Similarly, ANA380 is also subject to competition in the treatment of HBV from other products already approved and on the market, including the following: interferon-alpha therapy (Intron-A) currently marketed by Schering-Plough, lamivudine (Zeffix/Epivir HBV) currently marketed by GlaxoSmithKline, and adefovir dipivoxil (Hepsera) currently marketed by Gilead. We also face competition from a number of companies working in the field of antibacterials.

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

     Our ability to commercialize ANA975, ANA380 or any other product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of ANA975, ANA380 or any other products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV and HBV. Also, the trend toward managed health care in the U.S. as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to earn product revenue.

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

     Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of up to approximately 13,501,676 shares of common stock, including shares issued upon the exercise of certain of our warrants, have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our stock price may be volatile.

     The market price for our common stock is likely to be volatile, in part because our shares have only recently begun to be traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of our product candidates, including results of our clinical trials for ANA975 and ANA380;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.

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

Item 4. Controls and Procedures

     Our Chief Executive Officer and Senior Vice President, Corporate Development and Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Corporate Development and Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Corporate Development and Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Purchases

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File number 333-110528) that was declared effective by the Securities and Exchange Commission on March 25, 2004. On March 31, 2004, 6,250,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate proceeds of approximately $38.8 million, net of underwriting discounts and commissions and offering expenses. An additional 743,950 shares of common stock were sold pursuant to an underwriters’ over-allotment option at $7.00 per share, resulting in additional proceeds to us after deducting underwriting discounts and commissions of $4.9 million.

After deducting expenses of the offering, we received net offering proceeds of approximately $43.7 million. From the time of receipt of the proceeds from the sale of our common stock through September 30, 2004, we have used approximately $7.0 million of the net proceeds from the offering to fund operations, working capital and other general corporate purposes. The remainder of the proceeds has been invested into short and long-term investment securities.

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION
10.35*	Agreement dated July 28, 2004 by and between Hoffmann-La Roche, Inc. and Anadys Pharmaceuticals, Inc.

10.36*	Collaboration Agreement dated September 3, 2004 by and between Aphoenix, Inc. and Anadys Pharmaceuticals, Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

32	Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President, Corporate Development and Finance

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	ANADYS PHARMACEUTICALS, INC.

By: /s/ Kleanthis G. Xanthopoulos

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

By: /s/ Michael J. Kamdar

Michael J. Kamdar
Senior Vice President, Corporate Development
and Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
10.35*	Agreement dated July 28, 2004 by and between Hoffmann-La Roche, Inc. and Anadys Pharmaceuticals, Inc.

10.36*	Collaboration Agreement dated September 3, 2004 by and between Aphoenix, Inc. and Anadys Pharmaceuticals, Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

32	Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President, Corporate Development and Finance

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.