Form 10-K
period 2004-12-31
ANADYS PHARMACEUTICALS INC
filed 2005-03-30
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

           (MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number _______

ANADYS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3193172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3115 Merryfield Row
San Diego, California 92121
(Address of principal executive offices)

Company’s telephone number, including area code: 858-530-3600

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125,605,000 as of such date.

     As of March 15, 2005, the Registrant had outstanding 22,360,691 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

ANADYS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

BUSINESS

Overview

          Anadys Pharmaceuticals, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of novel small molecule medicines for the treatment of serious viral and bacterial infections. Our clinical development programs include ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), and ANA380 for the treatment of HBV. In addition, our anti-infective therapeutic platform, which includes core capabilities in Toll-Like Receptor (TLR)-based small molecules and structure-based drug design, is designed to advance a pipeline of drug candidates into the clinic.

          Our most advanced HCV product candidate is known as ANA975, which is one of several oral prodrugs based on our proprietary small molecule compound isatoribine. We believe isatoribine regulates the body’s innate immunity and triggers a specific cellular response to viral infections, including localized production of natural interferons. Isatoribine interacts with a specific receptor, or protein, named Toll-Like Receptor 7, or TLR7, which represents a new mechanism of action for the treatment of infectious disease.

          Results from our Phase IB trial showed that isatoribine caused a viral load reduction over seven days similar to levels reported for currently commercialized primary HCV therapies (interferon products plus ribavirin) over a comparable time period. Specifically, results from clinical trials of isatoribine administered by intravenous infusion have demonstrated a statistically significant viral load reduction of mean 0.76 log10 units, or 82 percent, in HCV patients. This was a relatively small study conducted over the course of seven days and as such may not be predictive of results from later stage clinical trials or the ability of isatoribine to achieve sustained viral response, or SVR. However, we believe these results provide proof of concept that a compound interacting with TLR7 can reduce viral load in HCV infected patients, and that the data from this trial provide the first evidence that a selective agonist of TLR7 can reduce circulating levels of HCV at least in part by activating innate immunity. As of December 31, 2004, isatoribine had been administered to 64 subjects, of which 44 were patients chronically infected with HCV. In these clinical trials, isatoribine demonstrated favorable safety and tolerability, although definitive conclusions regarding product safety cannot be made until the results of additional preclinical tests and future studies of longer duration in more patients are known.

          In the course of evaluating isatoribine in the context of the current HCV market, we identified three key drivers for developing an effective frontline HCV therapy: First, comparable efficacy compared to current standard of care; second, an improved safety and tolerability profile; and third, ease of use. Isatoribine has demonstrated the potential to satisfy the first two requirements, but is limited with regard to the third due to its intravenous administration. As such, we have coalesced our clinical development efforts of TLR7 agonists for HCV around an oral prodrug of isatoribine, and have initiated clinical studies with ANA975.

          ANA975 is an oral prodrug, a distinct proprietary chemical entity that is administered orally and then is converted into the active compound, resulting in isatoribine in the bloodstream. We believe that ANA975 has the potential to provide the same combination of antiviral effect and tolerability as observed with isatoribine, but with the added advantage of oral administration. In January 2005, we initiated Phase I clinical trials of ANA975 in healthy volunteers at a clinical center in the U.K. to assess safety, tolerability and pharmacokinetics of ANA975. The Phase I clinical trial is an open-label, ascending single-dose evaluation of ANA975 with three planned dose levels of 400 mg, 800 mg and 1200 mg. The first two of the three planned cohorts have received doses. Interim data from the 400 and 800 mg cohorts indicated that the bioavailability of the ANA975 oral solution and conversion to isatoribine in plasma was rapid and effective, in excess of 90 percent. The data also indicated that ANA975 was safe and well tolerated in the healthy volunteers, although definitive conclusions regarding product safety cannot be made until the results of additional pre-clinical testing and future clinical trials of longer duration in more patients are known.

          In order to support the filing of an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, anticipated in mid-2005, we continue to conduct additional preclinical testing of ANA975. In one of the recently completed preclinical studies we evaluated cardiovascular safety pharmacology in monkeys. No prolongations of QT or QTc intervals were observed. Isolated instances of sporadic dysrhythmic activity of no hemodynamic consequence were observed at the highest doses in the study. Notably, no serious adverse events have been reported in any of our isatoribine or ANA975 clinical trials to date, and no cardiac irregularities were noted in the ECG data collected periodically during these clinical trials. Accordingly, we expect to escalate to the third planned dose cohort with additional cardiac monitoring in test subjects once our protocol amendment is accepted. Based on our internal analysis of all of our preclinical and clinical data and the advice of external cardiovascular experts, we maintain our previously forecasted clinical development milestones for ANA975, and expect to file our IND in mid-2005 and to proceed into studies in HCV patients in the second half of 2005.

          We expect that the mechanism of action of ANA975 may also provide utility in HBV infected patients in a similar manner as in HCV infected patients. This notion is further supported by the recent approval of Pegasys (pegylated interferon-alpha-2a marketed by Roche) for the treatment of HBV in Europe. We therefore plan to explore the use of ANA975 for the treatment of HBV.

          In addition to ANA975 for HBV, we are developing ANA380, a compound currently in Phase II clinical trials. We have an exclusive license from LG Life Sciences, or LGLS, for the development and commercialization of ANA380 for the treatment of chronic HBV in North America, Europe, Japan and most other countries in the world other than China, Korea, India and countries in Southeast Asia. We are jointly conducting and equally funding the global clinical development of ANA380. Previously reported results from a completed Phase I/II trial demonstrated that oral administration of ANA380 reduced viral load by an average of 3.4 log10 units in the chronic HBV infected patients in the trial who received doses of 60 mg or more for four weeks.

          In December 2004, we reported interim data from an ongoing Phase II clinical trial of ANA380 in patients with lamivudine-resistant, or lamR, hepatitis B virus. The ongoing clinical trial is an open label, multi-center, sequential group dose escalation study designed to assess the safety and antiviral activity of ANA380 in chronically infected HBV patients who are resistant to lamivudine. Eligible patients have been treated with lamivudine therapy but failed, as shown by rebounding viral load levels and detection of lamivudine resistant mutations. Patients were enrolled sequentially into three cohorts totaling 41 patients and are receiving once-daily doses of 30 mg, 60 mg and 90 mg. After 12 weeks of treatment, patients receiving 30 mg and 60 mg doses of ANA380 showed an average DNA viral load reduction of 2.8 and 3.2 log10 units, respectively. Furthermore, interim data from the 90 mg cohort showed an average viral load reduction of 2.7 log10 units after four weeks. We believe that the interim results from this trial provide clinical evidence confirming the promising activity of ANA380 against lamR hepatitis B strains. Anadys and LGLS are evaluating the market opportunity for ANA380. In addition, Anadys and LGLS are evaluating various cost-effective development alternatives for the advancement of ANA380. These alternatives include collaborative research in pursuit of additional back-up compounds or combination products and/or licensing and commercialization relationships with established pharmaceutical and biotechnology companies.

          We also are developing a novel class of molecules that act against certain bacterial infections, including serious hospital-based infections, by inhibiting ribosomal function, which is the ability to synthesize new proteins. This effort has yielded a class of proprietary compounds that exhibit in vitro antibacterial activity on various infectious agents, or pathogens, that are resistant to current antibiotic drugs. Members of this class of compounds also exhibit potency and bactericidal activity, or the ability to cause the death of bacterial cells, equal to or better than the potency and bactericidal activity reported for many commercialized antibiotics. These efforts are currently in the discovery stage.

          In addition to the compounds described above, we have used our core capabilities to identify additional lead anti-infective compounds. These include additional oral prodrugs of several classes of TLR-7 agonists for other viral indications. We have entered into several collaborative and validating relationships with pharmaceutical and biotechnology companies, including Amgen, Aphoenix, Daiichi, Gilead and Roche that utilize our proprietary drug discovery technologies and capabilities. We have received research funding and milestone payments from several of these collaborations, some of which also include the potential for additional downstream milestones and royalties.

Industry Background

          Anti-infective medicines are designed to treat infectious diseases, including those caused by bacteria and viruses that invade the body and overcome its natural defenses. Some infections affect the entire body while others may be localized to one organ or system within the body, such as the liver. The severity of infectious diseases varies significantly depending on the nature of the infectious agent as well as the host’s immune system. According to a World Health Organization report, infectious diseases, including HCV, HBV and drug resistant bacterial infections, cause life-threatening illnesses and represent one of the most significant causes of mortality worldwide.

          Based on industry analyst reports and available market data, we estimate that worldwide annual sales of drugs to treat infectious diseases are approximately $40 billion and that they will grow to $45 billion by 2008. In 2002, based on industry analyst reports and available market data, we estimate that nine of the 55 drugs exceeding $1 billion in annual sales were anti-infective drugs. However, current treatment alternatives for a number of infectious diseases remain limited. Pharmaceutical companies continue to focus on addressing unmet medical needs including greater efficacy, fewer side effects, fewer drug interactions and improved convenience such as oral dosing. A number of infectious diseases continue to develop increased resistance to existing therapies, creating a continuous need for new therapies.

          Anti-infective compounds often have a favorable clinical path when compared to compounds in other therapeutic areas. Although early-stage clinical results in the drug development process are often not very predictive of results in later-stage, large-scale trials, preclinical and early clinical data of anti-infective compounds have been demonstrated to be more predictive of a product’s clinical success than many other classes of drugs. In addition, clinical trials of anti-infective compounds generally have endpoints that can be achieved and measured in shorter time frames, thereby lowering the development risk profile and resulting in less expensive and shorter clinical development cycles. As a result, the success rate of clinical trials in the anti-infective area is higher than many other therapeutic areas, including oncology, cardiovascular and central nervous system disorders.

          Hepatitis C Virus

          Hepatitis C virus causes inflammation of the liver and degradation of liver function. According to a Center for Disease Control, or CDC, report, approximately 70 percent of individuals infected with HCV progress to chronic hepatitis. The most common symptoms of chronic hepatitis, which may show no symptoms for many years, include an enlarged liver and spleen, jaundice, muscle wasting, excoriations (the result of scratching), ascites (swelling of the abdomen) and swelling of the ankles. Chronic HCV infection may also progress to further, more serious complications such as cirrhosis of the liver, liver cancer and death. Of those patients who progress to chronic hepatitis, the World Health Organization, or WHO, reports that 10 to 20 percent develop cirrhosis over a period of 20 years, with approximately 1 to 5 percent of these patients progressing to end-stage liver disease or liver cancer in their lifetime. In total, the National Institutes of Health reports that HCV causes 10,000 to 12,000 deaths a year in the U.S., and the CDC estimates the annual mortality rate could increase to 38,000 by the year 2010, surpassing the number of deaths attributed annually to HIV/AIDS.

          The CDC reports, as of its most recent study issued at the end of 2002, that approximately 2.7 million Americans were chronically infected with HCV and at risk of disease progression. There is no vaccine available to prevent the spread of HCV. The current standard of care for chronic HCV is a combination of pegylated interferon-alpha and ribavirin. According to 2003 IMS Health prescription data, only 80,000 patients in the U.S. receive treatment for HCV. In spite of the current low penetration rate of existing drugs, based on industry analyst reports and available market data, we estimate that annual U.S. sales of drugs for the treatment of HCV, including pegylated interferon-alpha and ribavirin, are approximately $3.5 billion. Sales of HCV drugs are expected to grow due to improved market penetration through improvements in therapies such as replacing injectable interferon with oral drugs, increased awareness and improved diagnosis rates.

          Interferon-alpha is administrated by injection and results in abnormally high levels of this cytokine circulating systemically throughout the body. Therapy with interferon-alpha causes a number of side effects in many patients, including depression and flu-like symptoms, often experienced during the entire standard year-long primary course of therapy used for treatment of HCV. These side effects may make patients feel worse than foregoing treatment, which reduces their motivation to continue HCV therapy. Many patients take additional drugs to treat these side effects, further increasing the cost and the risk of additional side effects to the patient. As a result, poor compliance with the HCV course of therapy may decrease the patient response rate.

          In addition to the side effects, current therapies do not provide sustained elimination of the virus, or sustained virologic response, for 47 to 54 percent of the treated patients when measured six months after the end of treatment. Due to the lack of alternative treatments, patients without a sustained virologic response have no other treatment option but to undergo a second 48-week course of interferon-alpha based therapy with a different brand of interferon-alpha. This second course of therapy subjects the relapse patient to a similar risk of side effects as the previous course of therapy.

          Hepatitis B Virus

          Hepatitis B virus, or HBV, infection is a growing global health problem that can cause both acute and chronic viral infections. According to the WHO, more than 2 billion people alive today have been infected with HBV at some time in their lives, and approximately 350 to 400 million people remain chronically infected and become carriers of HBV. Of these chronic carriers, WHO further estimates 15 to 40 percent will develop serious consequences of infection during their lifetime, including loss of liver function, cirrhosis, and liver cancer. According to WHO, approximately 1.2 million people die each year from chronic HBV or related conditions, including cirrhosis and liver cancer. Based on industry analyst reports and available market data, we estimate that the current annual market for HBV therapy is approximately $300 million and that it will grow to over $1 billion by 2009. The anticipated market growth is expected to be due to the continued need for improved drugs to fight the development of resistance and to improve efficacy rates.

          Current small molecule treatments for HBV include lamivudine (Zeffix/Epivir HBV) from GlaxoSmithKline, and adefovir dipivoxil (Hepsera) from Gilead. Recently, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA advisory committee approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread) an approved HIV compound from Gilead is expected to pursue trials to gain a label claim for HBV. Finally, several other compounds are being studied in Phase III clinical trials.

          The development of virus resistant to direct antiviral therapies is a growing problem in HBV infected patients due to the virus’ ability to rapidly mutate. Genetically altered HBV that is resistant to lamivudine can be detected in 14 to 32 percent of patients after one year of lamivudine treatment. The proportion of patients with genetically resistant HBV increases with the duration of treatment, such that after four years of treatment with lamivudine about two thirds of patients carry resistant virus. Adefovir is an additional direct antiviral therapy approved in the U.S. and Europe for the treatment of HBV. Adefovir is indicated for the treatment of HBV, primarily for patients who failed frontline lamivudine treatment. Lamivudine and adefovir have significant limitations as long-term therapies, including the potential for renal toxicity associated with adefovir, and the emergence of HBV variants resistant to lamivudine.

          Antibacterials

          Bacterial infections become clinically apparent when microorganisms release toxins and/or excessively provoke the immune system, harming otherwise healthy cells. Antibacterials work to counter these infections by either killing the organism (bactericidal) or preventing it from multiplying (bacteriostatic), thereby allowing the patient’s immune system to clear the remaining bacteria.

          Pharmaceutical companies continue to focus on addressing a number of unmet medical needs for antibacterials, including greater efficacy with improved resistance profiles, fewer side effects, fewer drug interactions and improved convenience. While resistance to antibiotics has developed in all settings, resistance among pathogens associated with bacterial infections acquired in the hospital setting, or nosocomial infections, has emerged at especially high rates. According to one industry source, each year, more than two million nosocomial infections occur in the U.S. with 50 to 60 percent of them caused by bacteria resistant to one or more previously effective antibacterial compounds. The same industry source estimates that these infections contribute to more than 77,000 deaths each year in the U.S. Our translation inhibitors offer the possibility to treat infections resistant to currently available antibiotics.

          Another unmet medical need is a drug that more effectively treats Pseudomonas aeruginosa, a serious pathogen in hospital-based infections and a leading contributor to mortality in cystic fibrosis, or CF, patients. The novel class of bacterial translation inhibitors that we have focused on display in vitro activity against Pseudomonas aeruginosa, offering the possibility for more effective antibiotic control in nosocomial pseudomonas patients and CF patients.

          Based on industry analyst reports and available market data, we estimate that global annual antibiotic sales are approximately $27 billion and that they will to grow to $30 billion by 2008. According to industry sources total worldwide annual hospital-based antibacterial sales are approximately $8 billion. Sales for tobramycin, the most common antibiotic treatment for CF patients, were $172 million in 2003.

Our Strategy

     Our objective is to become one of the key companies in the discovery, development and commercialization of small molecule therapeutics for the treatment of infectious diseases, including HCV and HBV. Main aspects of our corporate strategy to achieve this objective include the following:

•	Advance the Development of Our Lead HCV and HBV Compounds. We are developing our two most advanced clinical compounds for the potential treatment of HCV and HBV and supporting preclinical activities that include backups. In particular, during 2005 we expect to:

•	Complete the Phase I clinical trial of ANA975 that we initiated in January 2005.

•	File an investigational new drug, or IND, application for ANA975, supporting subsequent studies in HCV and HBV.

•	Initiate 28-day studies of ANA975 in HCV patients.

•	Initiate 28-day studies of ANA975 in HBV patients.

•	Complete 28-day studies in HCV patients and advance ANA975 into further clinical trials.

•	Complete the Phase II clinical trial of ANA380 in lamR patients.

•
Expand Our Product Candidate Portfolio. We intend to continue to focus our drug discovery and development efforts on the anti-infectives market. We believe the infectious diseases market is attractive due to its large market opportunity, continual demand for newer drugs to treat emerging resistance, well-characterized endpoints, high predictive value of preclinical and early clinical results, and potential for expedited regulatory review. We intend to leverage our expertise in TLR-based small molecule therapeutics and structure-based drug design to expand our product candidate portfolio. In particular, we intend to:

•	Exploit and expand our internal drug discovery capabilities to rapidly identify and develop promising product candidates for the anti-infective markets, including HCV and HBV. Our integrated drug discovery and development capabilities are designed to identify and prioritize targets and provide proprietary high-throughput screening. We believe successful integration of our drug discovery and development capabilities will allow us to more rapidly identify and develop promising product candidates. Our intent is to build a pipeline of novel drug candidates.

•	Establish additional strategic collaborations to optimize our product candidate portfolio, exploit additional TLR-based therapeutic opportunities and broaden our discovery technology. In addition to our internal development efforts, we plan to continue to pursue strategic activities, including collaborations, in-licensing and out-licensing products and programs and acquisitions. We intend to focus on strategic relationships and/or acquisitions of complementary businesses, technologies, services or products that we believe can provide us access to, or facilitate our discovery of, new compounds that have demonstrated potential in preclinical or clinical studies and are synergistic with our existing product candidate portfolio.

•	Continue our focus on TLR-based biology and chemistry, which offer new opportunities for the development of small molecule immune-based antiviral medicines.

•	Extend our leadership in structure-based drug design targeting both proteins and RNA. We continue to identify and prioritize small molecules directed at key viral protein and bacterial RNA-related targets for combating infectious diseases.

•	Commercialize Our Product Candidates. We intend to commercialize those compounds for which we receive regulatory approval. To further our commercialization efforts, we expect to:

•	Directly market and commercialize in North America our lead hepatitis compounds and other potential product candidates that are of strategic interest to us, although we may enter into an agreement to co-promote one or more of our product candidates in the U.S.

•	Establish strategic collaborations to market potential product candidates in Europe, Asia and elsewhere. We may also explore the possibility of using TLR-7 agonists such as isatoribine or other related compounds as a therapy for diseases other than HCV and HBV, and may enter into strategic partnerships for the development and commercialization of such therapies. With respect to product candidates we may discover that are not of strategic interest to us, we may license development and/or commercialization rights to collaborators in exchange for up-front payments, research funding, milestone payments and/or royalties.

Our Development Programs

          The following table illustrates our most advanced product candidates for the treatment of HCV, HBV and bacterial infections and indicates their current stage of development.

          HCV Programs

          ANA975

          Our most advanced HCV product candidate is known as ANA975, which is based on our proprietary small molecule compound isatoribine. ANA975 is a distinct chemical entity that is administered orally and then is converted into the active compound, resulting in isatoribine in the bloodstream. We believe isatoribine activates the body’s innate immunity and triggers a specific cellular response to viral infections, including localized production of multiple cytokines, including natural interferons. Isatoribine interacts with a specific receptor, or protein, named Toll-Like Receptor 7, or TLR7, which represents a new mechanism of action for the treatment of HCV that we believe may offer improved therapeutic benefits over existing therapies. Because the underlying mechanism of action for ANA975 is the same as for isatoribine, we expect that the knowledge we derived from our clinical development of isatoribine will help to accelerate the development of ANA975.

          ANA975 has been tested for a variety of biopharmaceutical properties in several preclinical animal models and has shown significant oral bioavailability at levels that support further development as a potential primary HCV therapy. Based on these animal data and the results from our isatoribine clinical trials, we believe that ANA975 has the potential to be an orally administered drug that could potentially replace interferon alpha as a component of a primary HCV therapy. Interferon products are injectable therapies that cause a number of side effects in many patients, including depression and flu-like symptoms.

          Prior to human dosing we conducted a series of preclinical toxicology studies, including in vitro and in vivo safety pharmacology studies, in vitro genetic toxicology studies and in vivo repeat dose toxicology studies. Based on favorable outcomes of these studies in December 2004 we filed an Investigational Medical Product Dossier with the U.K. health authorities MHRA requesting permission to commence human dosing, which permission was granted in January 2005. We initiated Phase I clinical trials of ANA975 in healthy volunteers at a clinical center in the U.K. to assess safety, tolerability and pharmacokinetics of ANA975 in January 2005. The Phase I clinical trial is an open-label, ascending single-dose evaluation of ANA975 with three planned dose levels of 400 mg, 800 mg and 1200 mg. The first two of the three planned cohorts have received doses. The plasma concentrations of isatoribine after single-dose administration of an oral solution of ANA975 400 mg or 800 mg were similar to concentrations found in previous clinical studies in which intravenous isatoribine was administered at similar dose levels, indicating that the bioavailability of the ANA975 oral solution in terms of isatoribine plasma exposure is in excess of 90 percent. The plasma concentration of isatoribine over time at 800 mg was approximately twice the concentration at 400 mg, indicating little or no saturation of absorption or conversion of ANA975 to isatoribine. The data also indicated that ANA975 was safe and well tolerated in the healthy volunteers, although definitive conclusions regarding product safety cannot be made until the results of additional pre-clinical testing and future clinical trials of longer duration in more patients are known.

          In order to support the upcoming filing of an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, we continue to conduct additional preclinical testing of ANA975. In one of the recently completed preclinical studies we evaluated cardiovascular safety pharmacology in monkeys in which we continuously collected hemodynamic and ECG data over an approximately 25-hour period commencing one-half hour prior to dosing. No prolongations of QT or QTc intervals were observed. Isolated instances of sporadic dysrhythmic activity of no hemodynamic consequence were observed at the highest doses in the study. Notably, no serious adverse events have been reported in any of our isatoribine or ANA975 clinical trials to date, and no cardiac irregularities were noted in the ECG data collected periodically during these clinical trials. We are assessing the data from our recent preclinical study with the assistance of external clinicians and cardiovascular experts in order to determine whether these events are related to ANA975 (or its metabolites) or unrelated causes. Also, we intend to implement additional cardiac monitoring in subsequent dose cohorts receiving ANA975 in our ongoing Phase I clinical trial until the origin of these animal findings and their relevance for human safety are better understood. Accordingly, we expect to escalate to the third planned dose cohort with additional cardiac monitoring in test subjects once our protocol amendment is accepted. Based on our internal analysis of all of our preclinical and clinical data and the advice of external cardiovascular experts, we maintain our previously forecasted clinical development milestones for ANA975, and expect to file our IND in mid-2005 and to proceed into studies in HCV patients in the second half of 2005.

          Isatoribine

          Isatoribine is a proprietary nucleoside analog that we have evaluated in ongoing clinical trials for the treatment of HCV infections. Nucleoside analogs are chemically modified versions of nucleosides, which are small molecules that occur naturally and are used by biological organisms to store and read genetic information. As of December 31, 2004, isatoribine had been administered to 64 subjects, of which 44 were patients chronically infected with HCV. We are nearing completion of an ongoing Phase I/II clinical trial to evaluate the safety and tolerability of isatoribine in combination with increasing doses of interferon, and have enrolled 15 out of 16 patients in the study. In our Phase IB clinical trial of isatoribine we measured certain markers of biologic activity that change in scientifically known ways for HCV therapies that have demonstrated efficacy. This is generally regarded as successfully achieving a sustained virologic response, specifically the absence of HCV in the patient’s body when measured six months after the end of treatment. One of the biologic markers we measured is viral load reduction. Results from our Phase IB trial showed that isatoribine caused a viral load reduction over seven days similar to levels reported for currently commercialized primary HCV therapies (interferon products plus ribavirin) over a similar time period. This was a relatively small study conducted over the course of seven days and as such may not be predictive of the ability of isatoribine to achieve a sustained virologic response. For current standard of care, the likelihood of a sustained viral response can be predicted on the basis of the characteristics of the early viral response in the blood of patients during the first few weeks of treatment.

          The Phase IB clinical trial was designed to test the safety and tolerability of isatoribine in patients chronically infected with HCV. The study was a dose-escalating, open-label evaluation of isatoribine administered intravenously over a period of seven days to 32 adult patients at 200 mg, 400 mg, 600 mg and 800 mg daily doses. The trial was conducted at two clinical centers in Western Europe. Patients participating in the study were either HCV-treatment naïve or relapsed from interferon-alpha, a component of the current standard of treatment. Of the 32 patients in the study, 23 were infected with HCV genotype 1, which accounts for more than two-thirds of the infections in the United States yet is the most difficult to treat with current therapies.

          Study results showed that isatoribine was biologically active, as evidenced by statistically significant changes in 2’-, 5’-oligoadenylate synthetase (OAS), a biological marker for the activity of interferon-alpha that is believed to mediate antiviral effects, in patients who received either 600 mg or 800 mg daily for seven days. Viral load was most significantly reduced in patients receiving 800 mg daily doses. After seven days, the average decrease in plasma viral load was 0.76 log10 units, or 82 percent, in these patients. Of the 12 patients in this 800 mg dose group, 10 were infected with HCV genotype 1. After completing the dosing phase, OAS expression and plasma viral load returned to pre-treatment levels in all patients within seven days.

          Isatoribine treatment was safe and well tolerated in the study, with no serious adverse events and a low frequency of mild to moderate side effects compared to interferon treatment, although definitive conclusions regarding product safety cannot be made until the results of additional preclinical testing and future clinical trials of longer duration in more patients are known. No patient altered treatment or withdrew from the study due to adverse events or clinical laboratory abnormalities. The results from this completed clinical trial corroborate and extend previously disclosed safety, tolerability, and pharmacokinetic data derived from single doses of isatoribine in healthy volunteers.

          Mechanism of Action

          Isatoribine’s interaction with TLR7 represents a new mechanism of action for the treatment of infectious disease. The human immune system has two primary arms, the innate arm and the adaptive arm. Within each arm of the immune system, there are two primary classes of agents, proteins and cells, responsible for executing immunological function. The proteins and cells of the innate arm and the adaptive arm act in a network of interplay and feedback to create the most complete immunological response to infection.

          The innate arm is responsible for mounting a generalized early response to infection caused by numerous pathogens (the microscopic organisms that cause infection). This innate response includes production of proteins that activate cells of the immune system, as well as direct activation of certain cell types, including dendritic cells. One protein produced upon activation of the innate arm is interferon-alpha. Direct administration of an interferon-alpha product is a mainstay of current treatments for HCV. It is believed that interferon-alpha acts to stimulate an immunological response to the HCV infection, ultimately leading to control of the infection.

          The adaptive arm of the immune system is responsible for mounting a response that is tailored to the specific pathogen causing the infection. The adaptive arm is alerted to the presence of infection by the early response of the innate arm. Furthermore, the adaptive arm is stimulated to augment its response by the proteins and activated cells produced by the innate arm. We believe we can produce a therapeutic effect in HCV and other chronic infections, such as HBV, by using isatoribine to activate the innate arm of the immune system, thereby also activating components of the adaptive arm. Activation of both arms should augment immunological response to the viral infection, and may lead to a sustained response as is seen with direct administration of interferon-alpha without the adverse effects associated with interferon-alpha treatment.

          We believe that isatoribine acts at least in part by interacting with a specific type of protein molecule contained on the surface of immune system cells. This type of protein is called a receptor because it recognizes and binds specific molecules, acting to receive the information that such molecules are present. By binding specific molecules, receptors can act to recognize and react to changes outside or inside a cell. Receptor-mediated responses are central to the body’s ability to maintain health and fight infection. We believe that isatoribine binds to a specific receptor named Toll-like receptor 7, or TLR7, which is present in immune system cells. The TLR7 receptor is one of many Toll-like receptors present in immune system cells that act to alert the immune system to molecules whose presence serves to signal that an infection is occurring. We believe our preclinical and clinical data are consistent with the proposal that by binding to the TLR7 receptor, isatoribine activates the immune system and leads to increased control of the HCV infection.

          The interaction of isatoribine with TLR7 results in two complementary events: (i) localized production of multiple cytokines (proteins that function to activate cells of the immune system), including natural interferon and (ii) maturation of certain immune cells which ultimately migrate to the lymph and mediate certain cellular antiviral effects. The specific mechanism of action offers the potential to induce efficacious immune responses through acceleration and/or amplification of normal immune signaling mechanisms, which generally are relatively localized in nature and mediated by multiple proteins and cellular interactions. We believe that the results of our clinical trials of isatoribine provide proof of concept that a compound interacting with TLR7 can reduce viral load. We expect the localized nature of this induction will minimize exposure of the body to non-physiologic, undesirable concentrations of circulating immune cytokines, thereby reducing side effects. Reduction of the adverse effects of current therapy could increase the number of patients successfully completing therapy, with a consequential improvement in outcome.

          We maintain worldwide rights to develop and commercialize isatoribine and ANA975. We acquired the exclusive worldwide rights to isatoribine in March 2000 as part of a licensing agreement with Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and Devron Averett, Ph.D. that included six compounds. We expect to commercialize ANA975 and other potential HCV product candidates in the U.S.

          Other HCV Programs

          We have investigated additional mechanisms that may confer therapeutic potential for HCV. For example, we are taking advantage of our core capabilities in structure based drug design and medicinal chemistry in the selection of our AN 025-1 program for intensified focus aimed at identifying a preclinical candidate. This program contains a class of compounds we have identified as having preferential potential for leading to drug candidates. When tested in cell based assays, which are laboratory tests designed to predict the potency of compounds against cells infected with a virus, this class of compounds were shown to possess characteristics consistent with high quality leads for HCV. Furthermore, we have begun to investigate the in vitro metabolism of the lead series with favorable results. In parallel, we also continue to investigate additional mechanisms in earlier discovery programs. These efforts rely on various aspects of our drug discovery and development capabilities, including our expertise in medicinal chemistry and structure based drug design. Each of these mechanisms is being explored to understand both the biological and chemical potential for providing new HCV therapeutics.

          HBV Programs

          We are also pursuing the development of one or more product candidates for the treatment of HBV. In particular, we expect ANA975 to have activity against chronic infections caused by HBV. We have also in-licensed ANA380 from LGLS, a compound currently in Phase II clinical trials for the treatment of chronic HBV. We have an exclusive license for the development and commercialization of ANA380 for the treatment of chronic HBV in North America, Europe, Japan and most other countries in the world other than China, Korea, India and countries in Southeast Asia.

          ANA975

          Because interferon alpha is used in the treatment of both HCV and HBV, we expect that the mechanism of action of isatoribine may provide utility in HBV infected patients in a similar manner as in HCV infected patients. As a result we are exploring the use of ANA975 for the treatment of HBV, both as a single agent and in combination with nucleoside or nucleotide analogs.

          ANA380

          ANA380 is a nucleotide analog that has exhibited activity in vitro against both HBV typically found in untreated patients and also HBV variants that demonstrate resistance to treatment with the nucleoside analog lamivudine, which is a currently commercialized therapy for HBV. We continue to explore this activity in our ongoing Phase II clinical trial. Nucleotide analogs are chemically modified versions of nucleotides, which are small molecules that occur naturally and are used by biological organisms to store and read genetic information. Results from a completed Phase I/II trial demonstrated that oral administration of ANA380 reduced viral load by an average of 3.4 log10 units in the chronic HBV infected patients in the trial who received doses of 60 mg or more for four weeks.

          In December 2004, we reported positive interim data from a Phase II clinical trial of ANA380 in patients with lamR hepatitis B virus . The ongoing clinical trial is an open label, multi-center, sequential group dose escalation study designed to assess the safety and antiviral activity of ANA380 in chronically infected hepatitis B patients who are resistant to lamivudine. Eligible patients have been treated with lamivudine therapy but failed, as shown by rebounding viral load levels and detection of lamivudine resistant mutations. Patients were enrolled sequentially into three cohorts totaling 41 patients and are receiving once-daily doses of 30 mg, 60 mg and 90 mg.

          After 12 weeks of treatment, patients receiving 30 mg and 60 mg doses of ANA380 showed an average DNA viral load reduction of 2.8 and 3.2 log10 units, respectively. Furthermore, interim data from the 90 mg cohort showed an average viral load reduction of 2.7 log10 units after four weeks. We believe that the interim results from this trial provide clinical evidence confirming the promising activity of ANA380 against lamR hepatitis B strains.

          Current small molecule treatments for HBV include lamivudine (Zeffix/Epivir HBV) from GlaxoSmithKline, and adefovir (Hepsera) from Gilead. Recently, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA advisory committee approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread) an approved HIV compound from Gilead is expected to pursue trials to gain a label claim for HBV. Finally, several other compounds are being studied in Phase III clinical trials.

          Given the increased number of currently available treatments for HBV as well as those in development, Anadys and LGLS are regularly evaluating the competitive landscape as well as various development alternatives for the advancement of ANA380. These include collaborative research in pursuit of additional back-up compounds or combination products and/or outlicensing and commercialization opportunities. As part of our analysis, we are also assessing the potential market opportunity for ANA380 and its merits as a competitive product candidate for HBV in our territories. As a result of this assessment, Anadys may decide to license all or substantially all of our rights to ANA380 to a third party or, if we are unable to obtain license terms acceptable to us and/or LGLS, we may decide to substantially limit our development of ANA380. In addition, we are pursuing ANA975 for HBV. This unique mechanism may offer the opportunity to be used in combination with ANA380 or as a replacement to current therapies.

          Bacterial Ribosomal Translation Inhibitors

          Representative members of this class have shown in vitro activity against several pathogens resistant to existing antibiotics. Furthermore, members of this class of compounds have demonstrated activity against both Gram-positive pathogens, including drug-resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA), as well as Gram-negative pathogens, including Pseudomonas aeruginosa, which is a leading contributor to mortality in cystic fibrosis, or CF, patients. MRSA and Pseudomonas aeruginosa are two of the main causative agents of many serious hospital-based infections. Representative members of this class have been tested in animal models of bacterial infections and have shown promising in vivo efficacy. In September 2004 we were awarded a Phase II Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) of up to $1.2 million over two years to fund this program.

          Additional Therapeutic Applications

          Additional Oral Prodrugs of TLR-7 Agonists

          We are also exploring the development of oral prodrugs of other TLR-7 agonists, which could have utility in a number of viral and non-viral therapeutic applications. We are utilizing our know-how and expertise around oral prodrugs to maximize this strategy.

          Isatoribine

          We have coalesced our clinical development efforts of TLR7 agonists for HCV around our oral prodrug ANA975 based upon its favorable oral bioavailability and pharmaceutical properties. Even though we will no longer actively develop isatoribine for the treatment of hepatitis C, we may consider its potential as an agonist of TLR7 for other therapeutic indications that can benefit from regulation of innate immunity, including other infectious diseases, cancer, asthma, allergies and vaccine adjuvants. We will consider pursuing these opportunities with appropriate partners.

          ANA971

          Likewise, we have decided not to pursue ANA971 for the treatment of hepatitis C. ANA971 is our first generation oral prodrug of isatoribine that we discovered through the interaction of our medicinal chemistry and internal development capabilities. Results of the Phase I clinical trial of ANA971 in healthy volunteers indicated that the compound was safe and well tolerated, however systemic delivery of isatoribine from oral ANA971 was significantly less than we anticipate for ANA975. Based on a number of other attractive characteristics, including solubility, we are considering the potential of ANA971 for its use in other therapeutic indications, potentially as an intravenous formulation.

Our Drug Discovery and Development Capabilities

          We intend to expand our product candidate portfolio by exploiting and enhancing our internal drug discovery and development capabilities. Our drug discovery efforts have a particular focus on both TLR-based small molecule therapeutics and structure-based drug design. This enables us to engage in the efficient discovery and development of new product candidates. We have developed expertise in identifying and prioritizing targets, high-throughput screening, and high output drug discovery. We apply our capabilities and technologies to our internal discovery and development efforts as well as to collaborations with biotechnology and pharmaceutical companies. The following chart illustrates the various stages of the drug discovery and development process to which our capabilities and technologies are being applied.

Core Expertise

          TLR-Based Small Molecule Therapeutics

          We are using the clinical proof-of-concept established with isatoribine together with our expertise in TLR-based biology and chemistry to build a portfolio of product candidates. Our effort focuses on small molecules targeting Toll-Like Receptors specifically associated with viral infections. There are 10 known TLRs that have been identified in humans by researchers in recent years. Toll-like receptors are present in certain immune system cells and serve to activate the body’s immune system.

          We believe that certain Toll-Like Receptors offer new opportunities for the development of small molecule immune-based antiviral medicines. These same Toll-Like Receptors also have the potential to address other therapeutic applications such as cancer, asthma, allergies and vaccine adjuvants. We will consider pursuing these opportunities with appropriate partners.

          Structure-Based Drug Design; Medicinal Chemistry

          The targets of drugs are most often macromolecules that carry out essential biological functions. Such macromolecules adopt one or more specific conformations in three-dimensional space. These conformations are referred to as the structure of the target. While the structure of a target is critical for its biological function, the structure also determines the chemical nature of compounds that can bind to and modulate the function of the target. Because of this determinacy, knowledge of the three-dimensional structure of a target can offer important guidance in the search for compounds that bind the target and offer potential as drug candidates.

          Structural information on a given target can be useful during the initial stages of a drug discovery program where we seek to increase the binding affinity, or during later stages where we seek the optimal balance of many parameters that ultimately control the pharmacology of drug candidates. For example, our efforts to develop proprietary RNA-directed chemistries have been greatly enhanced by obtaining the three-dimensional structures of prototype leads bound to their respective RNA targets. We have established capability to crystallize both protein and RNA targets, collect X-ray diffraction data and solve three-dimensional structures of lead-target complexes that include both proteins and RNA.

Collaboration and Licensing Agreements

          Hoffmann-La Roche Inc.

          In August 2002, we entered into a collaboration agreement with Roche pursuant to which we are advancing a key oncology program for Roche using our medicinal chemistry capabilities. We are deploying our capabilities to advance lead compounds identified by Roche against an oncology target by engaging our high-output medicinal chemistry platform that includes structure assisted drug design, cheminformatics, parallel synthesis and purification, and rapid retesting of compounds. Roche will retain ownership of all molecules designed pursuant to the project that are based on Roche’s lead compound. We received and recognized revenue from research funding of approximately $1.8 million over the initial one-year term and, if certain milestones are achieved, are entitled to certain milestone payments which may total up to $10.0 million for each product candidate and royalties on net sales of any new drug resulting from the collaboration that is commercialized by Roche. There is no guarantee that we will receive any milestone or royalty payments under this agreement. In conjunction with the collaboration, Roche purchased 364,119 shares of our Series C preferred stock for a cash payment of approximately $2.5 million. In October 2003, we executed an extension of the agreement for another six months. Under the terms of the extension, we have received and recognized as revenue additional funding of $910,000 to deploy our discovery capabilities to advance Roche’s lead compounds against the oncology target. We have completed performance under this agreement in March 2004.

          On July 28, 2004, we entered into a new drug discovery collaboration with Roche. Under the terms of the agreement, we will receive research and development funding from Roche and in exchange we will engage our drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. Under the terms of the agreement, we may receive up to $3.5 million in research funding and, if certain milestones are achieved, are entitled to certain milestone payments which may total up to $10.0 million for each product candidate and royalties on net sales of any new drug resulting from the collaboration that is commercialized by Roche. There is no guarantee that we will receive any milestone or royalty payments under this agreement. As of December 31, 2004, we have received $876,000 in research and development funding from Roche of which approximately $745,000 was recorded as revenue during the year ended December 31, 2004. The agreement includes potential milestone payments if certain research and commercial milestones are achieved and royalties on net sales of any new drug resulting from the collaboration that may be commercialized by Roche. There is no guarantee the Company will receive any royalty payments or milestone payments under the agreement.

          Amgen Inc.

          In February 2003, we entered into a collaboration agreement with Amgen to discover novel compounds against a therapeutic target of Amgen. We designed, configured, and ran an ATLASTM assay to screen compound collections against the target provided by Amgen. Amgen has exclusive rights to develop and commercialize any products resulting from compounds discovered in the collaboration. Under the terms of the agreement, we have received $400,000 from Amgen through research funding payments, a technology access fee and a research milestone payment. If certain clinical and commercial milestones are achieved, we are entitled to milestone payments, which may total up to $10.75 million. We are also entitled to royalty payments based on sales of any new drug that originates from our compound library and that results from the collaboration. There is no guarantee we will receive any royalty payments or further milestone payments under this agreement. We have completed performance under this agreement in April 2004.

          Daiichi Pharmaceutical Co. Ltd.

          In December 2003, we entered into a collaboration agreement with Daiichi to discover novel compounds against therapeutic targets of Daiichi. We are designed, configuring and running ATLAS TM assays to screen the Daiichi targets against a compound collection provided by Daiichi. Under the terms of the agreement, we have received and recognized as revenue a $400,000 collaboration fee, and may receive additional payments, which may total up to $100,000, provided that certain success criteria are met under the collaboration. We completed performance under this agreement in June 2004.

          LG Life Sciences, Ltd.

          In February 2004, we obtained an exclusive option from LG Life Sciences, Ltd. (“LGLS”) to enter into a joint development and license agreement for the development and potential commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. We paid LGLS $500,000 for this option. On April 18, 2004, we exercised our option and entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 with LGLS. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. In addition, we may be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in its sales territory to LGLS and will receive royalties on any product sales in China from LGLS.

          Aphoenix, Inc.

          On September 3, 2004, the Company entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, the Company will receive research funding of $1.25 million over the three-year term of the agreement. As of December 31, 2004, the Company have received $500,000 in research funding from Aphoenix of which approximately $31,000 was recorded as revenue for the year ended December 31, 2004. The Company may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration. There is no guarantee the Company will receive any royalty payments or milestone payments under the agreement.

          Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.)

          In December 2002, we entered into an agreement with Valeant and Ribapharm, Inc., which replaced and superceded prior documentation from 1999 and early 2000 relating to our exclusive license from these licensors of six compounds (including isatoribine and ANA246). Under the current agreement, we have an exclusive worldwide license to six antiviral compounds (including isatoribine and ANA246), their prodrugs, metabolites, and the methods of using such compounds, prodrugs and metabolites. We also have the right to receive assignment of the issued patents covering the licensed matter at the time the patents are issued. Under the agreement, we are entitled to receive milestone payments, which may total up to $425,000 for each product candidate if certain clinical milestones are achieved. In connection with this agreement we have a minimum royalty commitment of $50,000 and $75,000 for the years ended December 31, 2006 and 2007, respectively, and $100,000 for each of the nine years thereafter.

Manufacturing and Supply

          All of our manufacturing is out-sourced to third parties, with control by our internal managers. We believe there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs. We rely on third-party manufacturers to produce sufficient quantities of isatoribine and ANA975 for use in clinical studies. We intend to continue this practice for any future clinical trials and large-scale commercialization of ANA975 and for any other potential products for which we retain significant development and commercialization rights. All of our current product candidates are small molecule drugs. Historically, these drugs have been simpler and less expensive to manufacture than biologic drugs.

Intellectual Property and Patents

          Our policy is to pursue patents and to otherwise endeavor to protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely upon trade secrets that may be important to the development of our business.

          Our success will depend in large part on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

          As of December 31, 2004, we had 19 patents issued in the U.S. and 53 foreign patents. Of these, two of the U.S. patents and approximately 25 of the foreign patents relate to isatoribine and expire in 2007 or 2008. We obtained rights to these patents through our agreement with Valeant Pharmaceuticals International. One of the pending U.S. patents and one of the pending foreign patents relate to ANA971. Two of the U.S. patents and approximately 25 of the foreign patents relate to ATLASTM and expire in 2013 through 2016. In addition, as of December 31, 2004, we had over 50 pending patent applications, both foreign and domestic. The patents and patent applications include coverage of our drug discovery technologies, composition of matter claims as well as method of use claims. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods and compositions of matter in order to enhance our intellectual property position in the field of anti-infectives.

          After the patents related to isatoribine expire, we will have no direct means to prevent third parties from making, selling, using or importing isatoribine in the U.S., Europe or Japan. Instead, we would need to rely upon the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for isatoribine. For NDAs for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. Although statutory market exclusivity in the U.S., Europe and Japan may apply even when the composition of matter patent has already expired, we cannot guarantee that isatoribine will quality for such market exclusivity.

          We intend to aggressively prosecute our patent applications and enforce and defend our patents and otherwise enforce and defend our proprietary technology. Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patents or patent rights that we obtain may be circumvented, challenged or invalidated by our competitors.

          We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our practice is to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or other relationships with us. These agreements generally provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties. In the case of employees, the agreements generally provide that all discoveries, developments, inventions and other intellectual property conceived or reduced to practice by the individual while employed by us will be our exclusive property. In the case of advisors and consultants, the agreements generally provide that all discoveries, developments, inventions, and other intellectual property conceived or reduced to practice by the individual as a result of performance of services for us and not resulting from research related to work supported by another entity with which the individual is party to a confidentiality agreement, shall be our exclusive property. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy to us in the event of unauthorized disclosure of confidential information or other breaches of the agreements.

Competition

          The biotechnology and pharmaceutical industries are very competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV and HBV. Due to the level of focus on developing treatments for HCV, HBV and for drugs that treat other viral and bacterial infections, ongoing research efforts are intense and new treatments are being sought out and developed by our competitors. Various companies are developing or commercializing products that are used for the treatment of HCV, HBV, and other diseases that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly with ANA975 or ANA380. ANA975 also is subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron

(pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. One industry source has estimated that sales of Schering Plough’s HCV products were approximately $850 million in 2004 while Roche’s HCV franchise sales were approximately $1.38 billion in 2004. We also face competition from a number of companies working in the field of antibacterials and many antibiotics and other approved products.

          Interferon has been the standard treatment for HCV since the late 1980s. Although interferons show antiviral effects, they have a short half-life requiring frequent dosing and cause numerous side effects. Pegylated interferons were developed to provide an improved dosing regimen with both Pegasys and Peg-Intron approved as once-per-week products. Both products are delivered by injection with Peg-Intron requiring reconstitution before administration. Ribavirin, which is administered orally, is used in combination with interferon products to provide an improved sustained viral response rate over interferon therapy alone. Total sales of ribavirin in 2003 is estimated to have been approximately $838 million.

          Psychiatric reactions, including depression, irritability and anxiety, and flu-like symptoms such as fatigue, pyrexia, myalgia, cough, headache, and rigors as well as neutropenia and thyroid dysfunction are some of the side effects that patients experience when receiving interferon-based therapies. However, due to the nature of HCV infection, patients may not show any symptoms from the HCV itself when they initiate therapy. As a result, experiencing the side effects of interferon-based therapies often makes patients feel sicker than the disease. According to the National Institutes of Health, these side effects have caused discontinuation of treatment in approximately 10 to 14 percent of patients. These side effects also require additional drug therapies, which increase the cost to the patient. Further, the optimal dose, treatment length and response rates to interferon and ribavirin therapy vary considerably based on HCV genotype as well as the use of monotherapy versus combination therapy.

          Our internal market research analysis leads us to believe that an oral formulation of isatoribine would be well received by patients and physicians and could replace pegylated interferon in certain populations, especially where patient compliance is a concern. Currently available pegylated interferons are presented in a once-a-week injection for 48 weeks, an inconvenient but necessary treatment due to the lack of alternative oral formulations. Once side effects and the inconvenience of once-a-week injections are managed, patients should expect no more than a 50 percent chance of suppressing the virus, or achieving a SVR, six-months after the end of treatment. In addition to an improved route of administration, product candidates such as ANA975, with expected fewer side effects and an improved SVR, would offer significant clinical benefit to HCV patients.

          Current small molecule treatments for HBV include lamivudine (Zeffix/Epivir HBV) from GlaxoSmithKline, and adefovir (Hepsera) from Gilead. Recently, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA advisory committee approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread) an approved HIV compound from Gilead is expected to pursue trials to gain a label claim for HBV. Finally, several other compounds are being studied in Phase III clinical trials. Due to multiple side effects and inconvenient route of administration (injection), interferon-based therapies continue to lose market share to direct antiviral drugs such as Zeffix and Hepsera. Direct antiviral therapies offer an improved treatment alternative due to their improved side effect profile and more convenient oral formulation. However, currently marketed antiviral therapies have significant long term limitations, including the potential for renal toxicity associated with adefovir, and the emergence of HBV variants resistant to lamivudine.

          Because we have only completed Phase IB clinical trials of isatoribine, and ANA380 is currently only in Phase II clinical trials, it is difficult to predict the efficacy that will be seen of these product candidates in larger, more diverse patient populations. It is also difficult to predict whether these product candidates will be used as single agents or in combination therapies or if these product candidates will cause any toxicity issues, potential side effects or other negative indications associated with their long-term use. During the course of future clinical trials, we may discover that these product candidates are less effective, require unacceptable dosing regimens, or have a similar side effects profile as the profile associated with current therapies. This may result in our product candidates being less advantageous or less desirable from a patient prospective as compared to current therapies for HCV or HBV.

          We face competition from pharmaceutical and biotechnology companies both in the U.S. and abroad. Our competitors may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do and far more experience in the discovery and development of product candidates and the commercialization of potential products. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

          We believe that our ability to compete depends, in part, upon our ability to create, maintain and license scientifically advanced technology. Further, we need to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the substantial time period between technological conception and commercial sales of products based upon our technology.

          We expect that competition among HCV, HBV and antibacterial products approved for sale will be based on various factors, including product efficacy, such as improved SVR, safety, such as reducing negative side effects, reliability, ease of administration (e.g., oral vs. intravenous administration), availability, price, reimbursement status and patent position. Potential competitors may develop treatments for HCV or HBV or other technologies and products that are more effective and/or safer than our product candidates or that would make our technology and product candidates obsolete or non-competitive.

Government Regulations

          We are subject to regulation by the U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in foreign countries with respect to the development and commercialization of products and services resulting from our drug discovery activities. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, record keeping, advertising and promotion of these products and services.

          As an initial step in the drug approval process of pharmaceuticals an applicant typically conducts preclinical laboratory and animal studies of the product candidate. Following these studies, the applicant will submit an Investigational New Drug, or IND, application to the FDA. Once the IND becomes effective, the applicant can commence clinical studies in the U.S. of the product candidate in humans to determine safety and efficacy. Following clinical studies, the marketing of a new drug requires the filing of a New Drug Application, or NDA, with the FDA and its subsequent approval (similar requirements exist within foreign agencies). The process required by the FDA and comparable agencies before a pharmaceutical or biologic device may be marketed in the U.S. or in any other country generally requires many years and substantial effort and financial resources and approval from the FDA may not be granted in a timely manner, if at all. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based upon the type, complexity and novelty of the product or the targeted disease. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

          Under the FDA’s regulations, the clinical testing program required for marketing approval of a new drug typically involves three sequential phases, which may overlap.

•	Phase I: Studies are conducted on normal, healthy human volunteers to determine safety, dosage tolerance, absorption, metabolism, distribution and excretion. If possible, Phase I studies may also be designed to gain early evidence of effectiveness.

•	Phase II: Studies are conducted on small groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy, to determine the common short-term side effects and risks associated with the substance being tested and to determine dosage tolerance and optimal dosage.

•	Phase III: Involves large-scale studies conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety and to provide an adequate basis for physician labeling.

          Frequent reports are required in each phase and, if unwarranted hazards to subjects are found, the FDA may request modification or discontinuance of clinical testing until further preclinical testing is conducted. Additional testing (Phase IV) may be conducted after FDA approval for marketing is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations as well as to test for complications resulting from long term exposure not revealed in earlier clinical testing. Phase IV testing is often similar to Phase II evaluation of efficacy testing using a carefully selected clinical population.

          We are currently conducting Phase I clinical trials of ANA975 in Europe. To date, we have not filed an IND application, or any other applications, with the FDA to conduct clinical trials in the U.S. for any of our product candidates. Any IND application that we submit to the FDA for ANA975 will likely incorporate the results of our European clinical trials. The FDA may reject these clinical trial results based on a determination that the foreign clinical trials were not conducted in accordance with requisite U.S. regulatory standards and procedures. Moreover, the FDA may subject the foreign trial data that we submit to a greater level of scrutiny and we may incur additional costs and delays responding to FDA requests for supplemental information or clarification. If we are unable to obtain FDA approval for any IND, we will not be permitted to conduct clinical trials for ANA975 or any of our other product candidate in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization.

Environmental and Safety Matters

          Our research and development involves the controlled use of biological, hazardous and radioactive materials and waste. We are also subject to numerous federal, state and local environmental and safety laws and regulations, including those governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. The cost of compliance with and any violation of these regulations could have a material adverse effect on our business and results of operations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we cannot assure investors that accidental contamination or injury from these materials will not occur.

          To date, compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we are not able to predict the extent of government regulation, and the cost and effect thereof on our results of operations, which might result from any legislative or administrative action pertaining to environmental or safety matters. In the event of contamination or injury, we could be held liable for substantial damages or penalized with fines in an amount exceeding our resources, and our clinical trials could be suspended. In addition, we may have to incur significant costs to comply with future environmental laws and regulations.

Employees

          As of December 31, 2004, we had 83 full-time employees, including 67 in research and development, and the balance in general and administrative positions, with 33 of our employees holding Ph.D. degrees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Executive Officers

          The following table sets forth information regarding our executive officers as of Decembr 31, 2004:

Name	Age	Position
Kleanthis G. Xanthopoulos, Ph.D.	46	Chief Executive Officer, President and Director
Stephen T. Worland, Ph.D.	46	Executive Vice President, Research and Development
Michael J. Kamdar	38	Senior Vice President, Corporate Development and Finance
Devron R. Averett, Ph.D.	55	Chief Scientific Officer
Elizabeth E. Reed, J.D.	33	Senior Director, Legal Affairs and Corporate Secretary
Mary Yaroshevsky-Glanville	40	Senior Director, Human Capital

     Kleanthis G. Xanthopoulos, Ph.D. has served as our President and Chief Executive Officer and as a Director since May 2000. From 1997 to 2000 he held a variety of positions at Aurora Biosciences Corporation, including Vice President, Genomics & Molecular Biology. Dr. Xanthopoulos was a Section Head of the National Human Genome Research Institute at The National Institutes of Health and is an Onassis Scholar. Dr. Xanthopoulos was a Postdoctoral Research Fellow at the Rockefeller University from 1987 to 1990 and an Associate Professor of Molecular Biology at the Karolinska Nobel Medical Institute, Sweden from 1991 to 1995. Dr. Xanthopoulos is also a member of the board of directors of Odyssey Thera, Inc. and BIOCOM, San Diego’s life science industry association. Dr. Xanthopoulos received his B.Sc. in Biology with honors from Aristotle University of Thessaloniki, Greece, and received both his M.Sc. in Microbiology and Ph.D. in Molecular Biology from the University of Stockholm, Sweden.

     Steve Worland, Ph.D. joined the company as our Chief Scientific Officer in 2001, and was promoted to Executive Vice President, Head of Research and Development in October 2004. From 1999 to 2001 he was Vice President, Head of Antiviral Research, at Agouron Pharmaceuticals, a Pfizer Company. Dr. Worland was at Agouron from 1988 through the acquisition of Agouron by Warner-Lambert in 1999, where he held various positions and responsibilities that culminated with his assumption of global responsibility for anti-infective strategy as Vice President for Warner-Lambert. At Agouron, Warner-Lambert and Pfizer, Dr. Worland led teams responsible for discovery and clinical development in the areas of HIV, HCV and Rhinovirus. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. Dr. Worland received his B.S. in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.

     Michael J. Kamdar has served as our Senior Vice President, Corporate Development and Finance since February 2004. Previously, Mr. Kamdar served as our Vice President, Corporate Development and Strategy with responsibility for business development, investor relations, global market planning and corporate communications since August 2001. From 2000 to 2001, Mr. Kamdar was Senior Director, Business Development at Agouron Pharmaceuticals, a Pfizer Company. Mr. Kamdar was at Agouron from 1994 through 2001, including through the acquisition of Agouron by Warner-Lambert in 1999. Mr. Kamdar held various business development positions and responsibilities at Agouron that culminated with his assumption of global responsibility for corporate partnering, in-licensing, technology acquisition and strategic alliance efforts in the anti-infective, oncology and opthalmology therapeutic areas. Prior to Agouron, Mr. Kamdar held various product management and new product planning positions for Hybritech, Inc., an Eli Lilly Company, and Centocor Inc. Mr. Kamdar received his B.S. in Biology from St. Joseph’s University and his M.B.A. from Villanova University.

     Devron R. Averett, Ph.D. joined the company as Senior Vice President, Research, Development and Medical in 2000 and later served as Senior Vice President, Drug Development before he was promoted to Chief Scientific Officer in October 2004. From 1996 to 1999, Dr. Averett was Senior Vice President, Research and Development for Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.). Prior to this, Dr. Averett held a variety of positions of increasing responsibility at Glaxo Wellcome and Burroughs Wellcome Co., culminating in global leadership roles in discovery and clinical virology. Dr. Averett received his B.S. in Chemistry and M.S. in Microbiology from the University of Georgia and his Ph.D. in Microbiology and Immunology from the University of North Carolina.

     Elizabeth E. Reed, J.D. has served as our Senior Director, Legal Affairs since December 2002, and as our Corporate Secretary since January 2002. Ms. Reed joined the Company as our Director of Legal Affairs in October 2001. Prior to joining us, Ms. Reed was associated with the law firm of Cooley Godward LLP from 1998 to 2001. Prior to Cooley Godward, Ms. Reed was associated with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Reed is a member of the State Bar of California and received her B.S. in Business Administration from the University of California, Berkeley and holds a J.D. from Harvard Law School.

     Mary Yaroshevsky-Glanville has served as our Senior Director, Human Capital since August 2002 and as our Director of Human Capital from April 2001 to August 2002. From 2000 to 2001, Ms. Yaroshevsky-Glanville served as Director of Human Resources at Inflazyme Inc. Previously, Ms. Yaroshevsky-Glanville served as Director of Human Resources at Inex Pharmaceuticals Corp. from 1995 to 2000 and as Manager, Human Resources and Office Administration from 1994 through 1995. Prior to joining Inex, Ms. Yaroshevsky-Glanville held personnel and human resources positions at HBC, Inc. Ms. Yaroshevsky-Glanville has a Human Resources Management Certificate from the British Columbia Institute of Technology, has received a Certified Human Resources Professional designation from the Human Resources Management Association, and holds a B.Sc. in Computer Information System Management from the DeVry Institute of Technology.

Company Website

          The Company’s primary website can be found at www.anadyspharma.com. The Company makes available free of charge at this website (under the “Investors – Financial Information - SEC Filings” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website, and in print to any shareholder who requests it, the Committee Charters for Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Ethics will be made available on the Company’s website as soon as reasonably practicable after their execution.

Risk Factors

          You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings before making any investment decisions regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

We are at an early stage of development, and we may never attain product sales.

     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of compounds. Any compounds discovered by us will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, ANA380 and ANA975 and any other compounds we discover or in-license, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years and we are unable to predict the extent of future losses or when we will become profitable, if ever.

     We have incurred net operating losses since our incorporation in 1992 and through December 31, 2004 we have an accumulated deficit of $165.8 million. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA975. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating significant continuing revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to expand the clinical trial program for ANA975, fund our share of the development costs of ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

The technologies on which we rely are unproven, and may not result in the discovery or development of commercially viable products.

     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-like receptor 7, or TLR7, and on the interactions between small molecules and RNA (ribonucleic acid). However, RNA biology and chemistry are difficult, time-consuming and expensive, and studying small molecule-RNA interactions may not result in the discovery of any viable therapeutic product candidates. Additionally, the interaction between isatoribine and TLR7 represents a new mechanism of action for the treatment of HCV and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV infected patients. Furthermore, there is no guarantee that TLR biology will result in an acceptable balance between therapeutic benefit and risk in any other therapeutic area, such as cancer, asthma, allergies or vaccine adjuvants. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies or capabilities, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.

We are dependent on the commercial success of ANA975 or another oral prodrug of isatoribine or other TLR7 agonists and we cannot be certain that ANA975 or any other oral prodrug of isatoribine or other TLR7 agonists will be commercialized.

     Our work with ANA975 to date has been limited to pre-clinical studies and early stage clinical trials in a small number of healthy volunteers. However, we have expended significant time, money and effort in the clinical trials of isatoribine and ANA971. Because the underlying mechanism of action for ANA975 is the same as for isatoribine and ANA971, we expect that the knowledge derived from our clinical development of isatoribine and ANA971 will help to accelerate the development of ANA975. Nonetheless, we will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975 or another oral prodrug of isatoribine or another TLR7 agonist. If we fail to commercialize ANA975 or another oral prodrug of isatoribine, or another TLR7 agonist we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.

Because the results of preclinical studies and initial clinical trials of isatoribine, ANA975 and ANA380 are not necessarily predictive of future results, we can provide no assurances that ANA975 or ANA380 will have favorable results in later clinical trials, or receive regulatory approval.

     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of isatoribine, ANA975 and ANA380 have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV or HBV, and thus the limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and also may not predict the ability of isatoribine to achieve a sustained virologic response or the ability of ANA380 to provide a long-term therapeutic benefit. These initial trials have not been designed to assess the long-term therapeutic utility of isatoribine, ANA975 or ANA380. We will be required to demonstrate through larger-scale clinical trials that ANA975 and ANA380 are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If ANA975, ANA380, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related ANA975 or ANA380, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

We have not filed an IND to conduct clinical trials of isatoribine or ANA975 in the U.S. and we may not be able to obtain FDA approval of an IND to permit us to conduct clinical trials of isatoribine or ANA975 in the U.S.

     We are currently conducting clinical trials of ANA975 in the U.K., in accordance with applicable European Union national regulations. Prior to commencing any clinical trials of ANA975 or any other oral prodrug of isatoribine in the U.S., we will need to submit an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA. Any IND application that we submit to the FDA for ANA975 or any other oral prodrug of isatoribine will likely incorporate the results of our European clinical trials of these product candidates. Although we view it as unlikely, the FDA could reject these clinical trial results based on a determination that the clinical trials were not conducted in accordance with requisite U.S. regulatory standards and procedures. Moreover, the FDA may subject the trial data that we submit to additional scrutiny and we may incur additional costs and delays responding to FDA requests for supplemental information or clarification. In addition, the FDA will need to approve the adequacy of our pre-clinical studies of ANA975. In order to support the filing of an IND with the United States Food and Drug Administration, we continue to conduct additional pre-clinical testing on ANA975 in parallel with our clinical testing. If we are unable to obtain FDA approval for any IND for ANA975 or any other product candidate based on isatoribine, we will not be permitted to conduct clinical trials for ANA975, or any other product candidates based on isatoribine in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization. As a result, any delay in an IND becoming effective for one of these product candidates could delay the further development of our lead HCV product candidate and potential commercialization and delay our ability to generate product sales.

We may not realize the anticipated benefits of the development and potential commercialization of ANA380.

     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are equally conducting and funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. In addition, given the increased number of currently available treatments for HBV as well as those in development, Anadys and LGLS are evaluating the market opportunity for ANA380. Anadys and LGLS also are evaluating various cost-effective development alternatives for the advancement of ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. As a result of this assessment, Anadys may decide to license all or substantially all of our rights to ANA380 to a third party or, if we are unable to obtain license terms acceptable to us and/or LGLS, we may decide to substantially limit our development of ANA380.

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

     Our potential drug products and our collaborators’ potential drug products will require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We commenced clinical trials of isatoribine in late 2002 and in February 2004 we commenced clinical trials of ANA971 and our joint development program with LGLS for ANA380. We recently commenced clinical trials of ANA975 in early 2005. As a result, we have very limited experience conducting clinical trials. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

     Many of the factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays in the completion of, or termination of, clinical testing, our financial results and the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed.

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

Because we acquired isatoribine from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) any dispute with Valeant Pharmaceuticals International may adversely affect our ability to commercialize isatoribine or prodrugs of isatoribine.

     In March 2000, we acquired the exclusive worldwide rights to isatoribine and five other compounds from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.), or Valeant, as part of an agreement with Valeant and Devron R. Averett, Ph.D. If there is any dispute between Valeant and us regarding our rights under the agreement, our ability to develop and market isatoribine or any other compound licensed from Valeant may be adversely affected. In the past we have been involved in disputes with Valeant regarding patent prosecution matters related to the licensed compounds and entered into a new agreement with Valeant in December 2002 that superseded the original license agreement and resolved these disputes. Valeant may develop technologies and products similar to the drugs we may derive from these compounds, which do not infringe the patents acquired by us. If we are not able to resolve any future license disputes that may arise or obtain adequate patent protection, our ability to develop isatoribine or the other relevant compounds may be compromised and we may not be able to prevent competitors, including Valeant, from making, using and selling competing products, which could have a material adverse effect on our financial condition and results of operation.

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

     Our future success will also depend in part on our ability to maintain our existing collaborations and any future collaborations we may establish. Our existing collaborators and future collaborators may decide to reduce or curtail their collaborations with us because of changes in their research and development budgets or other factors affecting their business or operations. Our present collaborative arrangements and any future collaboration opportunities could be harmed if:

•	we or our collaborators do not achieve our respective objectives under our collaboration agreements;

•	we are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

•	we are unable to properly manage multiple simultaneous product discovery and development collaborations;

•	our present or potential collaborators are less willing to expend their resources on our programs due to their focus on other;

•	programs or as a result of general market conditions;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	consolidation in our target markets or the pharmaceutical or biotechnology industry limits the number of potential collaborators;

•	the rights granted under our collaboration agreements prove insufficient to adequately develop and commercialize our products and product candidates;

•	a collaborator breaches, terminates or fails to renew a collaboration with us; or

•	we are unable to negotiate additional collaboration agreements on terms satisfactory to us.

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

     Although we have designed and managed our preclinical studies and clinical trials relating to isatoribine, ANA971 and ANA975 to date, we engaged clinical investigators and medical institutions to enroll patients in these clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug discovery and development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.

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

     We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 21 as of December 31, 2000 to 83 as of December 31, 2004, which has placed a strain on our managerial, operational and financial resources. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV, and bacterial infection. Potential competitors may develop treatments for HCV, HBV, bacterial infection or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA975 or with ANA380. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.

     ANA975 is also subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. We expect new products for the treatment of HCV will be introduced that may lead to further competition for ANA975. Additional compounds in late stage clinical trials include, but are not limited to, Viramidine, in development by Valeant Pharmaceuticals, Zadaxin, in development by SciClone Pharmaceuticals, Merimepodib, in development by Vertex Pharmaceuticals, and NM283, in development by Idenix Pharmaceuticals and Novartis.

     Similarly, ANA380 is also subject to competition in the treatment of HBV from other products already approved and on the market. Current small molecule treatments for HBV include lamivudine (Zeffix/Epivir HBV) from GlaxoSmithKline, and adefovir (Hepsera) from Gilead. Recently, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA advisory committee approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread) an approved HIV compound from Gilead is expected to pursue trials to gain a label claim for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of antibacterials. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.

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

     The market price for our common stock is likely to be volatile, in part because our shares have only recently begun to be traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of our product candidates, including results of our clinical trials for ANA975 and ANA380;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles including the implementation of SFAS No. 123R, Share-Based Payment, which we are planning to adopt effective July 1, 2005. Upon adoption of this standard we expect that it will have a negative impact on our operating losses and potential earnings in future periods;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.

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

If our independent registered public accounting firm is unable to provide us with the attestation of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

     As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. We expect that we will be required to include such a report in our annual reports on Form 10-K beginning with the year ending December 31, 2005. In addition, the registered public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2005. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Item 2. Properties

          Our headquarters and research and development facility is located in approximately 50,000 square feet of office and laboratory space in San Diego, California. We occupy this facility under a lease, which expires on August 1, 2009. We believe that our current facility is adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

          We are currently not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

          Market Information

          Our common stock is traded on the Nasdaq National Market under the symbol ANDS since March 26, 2004. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2004	High	Low
First Quarter	$7.23	$7.00
Second Quarter	8.69	6.80
Third Quarter	7.55	4.53
Fourth Quarter	7.50	5.25

          As of February 28, 2005, there were approximately 748 holders of record of our common stock. On February 28, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $7.61 per share.

          Dividend Policy

          We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

          Securities Authorized for Issuance Under Equity Compensation Plans

          The following table summarizes the equity compensation plans, including 2002 Equity Incentive Plan, 2004 Equity Incentive Plan, 2004 Non-Employee Directors’ Stock Option Plan and 2004 Employee Stock Purchase Plan, under which Company Common Stock may be issued as of December 31, 2004. Stockholders of the Company approved all plans.

(c)
Number of securities
remaining for future
	(a)	(b)	issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	2,365,154	$4.12	941,506

          Use of Proceeds from Registered Securities

          Our initial public offering of common stock (the “Offering”) was effected through a Registration Statement on Form S-1 (File number 333-110528) that was declared effective by the Securities and Exchange Commission on March 25, 2004. The Offering commenced on March 26, 2004 and did not terminate before any securities were sold. On March 31, 2004, 6,250,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate proceeds of approximately $39.0 million, net of underwriting discounts and commissions and offering expenses, through a syndicate of underwriters managed by SG Cowen, Piper Jaffray, Legg Mason Wood Walker, and Needham & Company, Inc. In addition during March and April 2004, we closed the sale of an additional 743,950 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option that resulted in additional net proceeds to us of $4.7 million, net of underwriting discounts and commissions and offering expenses. The Registration Statement initially registered up to $86,250,000 of Common Stock to be sold by us.

     As of December 31, 2004, we paid to the underwriters underwriting discounts and commissions totaling approximately $3.4 million in connection with the Offering. In addition, we incurred additional expenses of approximately $1.9 million in connection with the Offering, which when added to the underwriting discounts and commissions paid by us, amounts to total Offering expenses of approximately $5.3 million. The net Offering proceeds to us including the underwriter’s exercise of an over-allotment option and purchase of 743,950 shares after deducting underwriting discounts and commissions and offering expenses, were approximately $43.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     The net proceeds from the offering have been invested into short and long-term investment securities and are being used for general corporate purposes.

          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs
October 1 – October 31, 2004	13,508	$0.051	—	—

          During the month ended October 31, 2004, we repurchased 13,508 shares of unvested common stock from a consultant for $0.051 per share in conjunction with the termination of his consulting contract with the Company. The repurchase price per share paid by the Company was equal to the original purchase price per share paid by the consultant. This repurchase was not part of a publicly announced plan or program and the Company does not currently have any publicly announced plans or programs for the repurchase of our outstanding common stock as of December 31, 2004.

          No other shares were repurchased by the Company during the year ended December 31, 2004.

Item 6. Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, and with respect to our consolidated balance sheets at December 31, 2004 and 2003 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, which are included elsewhere in this report, and are qualified by reference to such financial statements. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$1,762	$2,286	$1,282	$287	$9,215
Operating expenses:
Research and development	24,173	16,554	18,054	8,799	14,936
General and administrative	5,666	4,716	5,434	4,027	4,391
Restructuring costs	—	—	—	—	2,381
Stock-based compensation:
Research and development	2,538	2,265	610	859	989
General and administrative	2,594	2,440	430	989	1,240

Total operating expenses	34,971	25,975	24,528	14,674	23,937

Loss from operations	(33,209)	(23,689)	(23,246)	(14,387)	(14,722)
Other income (expense):
Interest income	525	229	403	899	599
Interest expense	(228)	(266)	(176)	(287)	(505)
Other, net	(67)	(272)	(29)	(253)	1,033

Total other income, (expenses) net	230	(309)	198	359	1,127

Net loss	(32,979)	(23,998)	(23,048)	(14,028)	(13,595)
Accretion to redemption value of redeemable convertible preferred stock	(175)	(674)	(319)	—	—
Deemed dividend-beneficial conversion feature for Series C preferred stock	—	(6,942)	—	—	—

Net loss applicable to common stockholders	$(33,154)	$(31,614)	$(23,367)	$(14,028)	$(13,595)

Basic and diluted net loss per share(1):	$(1.92)	$(21.58)	$($25.88)	$(25.18)	$(52.90)

Shares used to compute basic and diluted net loss per share(1):	17,233	1,465	903	557	257

(1)	As a result of the conversion of our preferred stock into 13,330 shares of our common stock upon completion of our initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 1 for the basic and diluted net loss per share calculation for the periods presented.

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$33,674	$14,499	$25,542	$10,985	$22,221
Working capital	28,001	12,304	22,239	8,812	19,460
Total assets	40,949	20,242	31,840	16,604	27,707
Long-term debt, net of current portion	1,193	1,401	1,276	967	2,197
Redeemable convertible preferred stock	—	45,012	36,210	—	—
Accumulated deficit	(165,797)	(132,643)	(101,029)	(77,662)	(63,609)
Total stockholders’ equity (deficit)	31,285	(30,059)	(9,998)	12,211	20,683

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this annual report on Form 10-K (this “Annual Report”). Operating results are not necessarily indicative of results that may occur in future periods.

     This Annual Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Annual Report.

Overview

     We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule, anti-infective medicines for the treatment of hepatitis C virus, hepatitis B virus and certain bacterial infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, general research and development and preclinical and clinical testing of isatoribine, ANA975, which is an oral prodrug of isatoribine, and our other product candidates. We have incurred significant operating losses since our inception in 1992 and our commencement of operations in 1994 and, as of December 31, 2004 our accumulated deficit was $165.8 million. We expect to incur substantial and increasing losses for at least the next several years as we:

•	Continue the development of ANA975 for the treatment of HCV and HBV;

•	Fund our portion of the global development costs of ANA380;

•	Continue the development of our other HCV, HBV and antibacterial product candidates;

•	Further our research and development programs;

•	Advance our preclinical candidates into clinical development;

•	Establish a commercial infrastructure;

•	Commercialize any product candidates that receive regulatory approval; and

•	Potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

     During 2004, we completed an initial public offering of 6,993,950 shares of common stock for proceeds to us of $43.7 million, net of underwriting discounts and commissions and offering expenses. In conjunction with our initial public offering, each share of Series C redeemable preferred stock and each share of convertible preferred stock was automatically converted into common stock.

Research and Development

     Our research and development expenses consist primarily of costs associated with the discovery and preclinical and clinical development of our lead product candidates, ANA975, ANA380 and our other product candidates. In addition, research and development expenses include external costs such as fees paid to consultants, joint development collaboration costs and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies and materials, facility costs, amortization of purchased technology and depreciation. To the extent that costs are not tracked to a specific project, they are included in the captions unallocated direct internal costs and unallocated indirect internal costs and overhead in the table below. We charge all research and development expenses to operations as incurred.

     The following summarizes our research and development expenses for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Direct external costs:
Isatoribine family of compounds, excluding ANA975	$1,798	$1,846	$3,892
ANA975	2,038	—	—
ANA380	5,638	—	—
Other	5	25	74
Unallocated direct internal costs	1,843	1,037	669
Unallocated indirect internal costs and overhead	12,851	13,646	13,419

Total research and development	$24,173	$16,554	$18,054

     At this time, due to the risks inherent in the clinical trial process and given the early-stage of development of our lead compounds, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. However, we expect our research and development costs to be substantial and to increase as we move other product candidates into preclinical and clinical trials.

     Clinical development timelines, likelihood of success and total costs vary widely. We are currently focused primarily on advancing the development of ANA975 as a potential frontline therapy for HCV and HBV and ANA380 for the treatment of HBV.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits for administrative, finance, business development, human resources, legal and internal systems support personnel. In addition, general and administrative expenses include insurance costs, professional services and an allocated portion of facilities costs.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. Our revenue recognition policies are in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC. Many of our collaboration agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. As of December 31, 2004, we do not have any revenue from royalties or significant milestone payments.

     Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level to before the milestone achievement and (iii) the milestone is not refundable or creditable. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with our future performance are recognized when received. Amounts received for research funding are recognized as revenues as the services are performed. Amounts received for research funding for a specific number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project.

     In November 2002, the Emerging Issues Task Force, or EITF, finalized its tentative consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.

     Drug Development Costs. We account for certain compound manufacturing costs, clinical trial site costs, joint development costs and drug development costs by estimating the services incurred but not reported. We review and accrue drug development costs based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. These costs and estimates vary based on the type of clinical trial, the site of the clinical trial and the length of treatment period for each patient as well as other factors. Drug development costs are subject to revisions as trials and studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

     Stock-based compensation. As permitted by the Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB 25. Pursuant to these guidelines, we measure the intrinsic value of the option or restricted stock award on its grant date as the difference between the purchase price of the restricted stock or the exercise price of employee stock options and the fair market value of our stock on the date of issuance or grant, and expense the difference if any, over the vesting period of the option or restricted stock award.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report, which contains accounting policies and other disclosures required by GAAP.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The effective date of the standard is for periods beginning after June 15, 2005. Upon adoption of this standard we expect that it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

Results of Operations

     Comparison of the Years Ended December 31, 2004, 2003 and 2002

     Revenue. We recorded revenues of $1.8 million, $2.3 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The $500,000 decrease from 2003 to 2004 was primarily attributable to revenues derived from our collaborations with Roche and Amgen in 2003 compared to 2004. The $1.0 million increase from 2002 to 2003 was primarily attributable to revenues derived from our collaborations with Roche and Amgen. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to the timing of agreements, the timing of the workflow under the agreements and our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.

     Research and Development Expenses. Research and development expenses were $24.2 million, $16.6 million and $18.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The $7.6 million increase from 2003 to 2004 was primarily a result of the following: (i) the $500,000 option payment and the $4,000,000 licensing fee paid to LG Life Sciences in conjunction with the execution of our joint development and license agreement and (ii) an increase in drug development expenses of $2.9 million related to drug development costs associated with the continued development of our isatoribine family of compounds and joint drug development costs associated with ANA380. The $1.5 million decrease from 2002 to 2003 was primarily a result of a decreases of $1.9 million in external drug development expenses and $1.1 million in lab supplies and outside lab services, partially offset by increases of $773,000 in personnel expenses as a result of hiring additional research and development personnel and an increase of $708,000 in facilities expenses related to the leasing of a second facility.

     General and Administrative Expenses. General and administrative expenses were $5.7 million, $4.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The $1.0 million increase from 2003 to 2004 was primarily the result of the following: (i) moving expenses associated with our relocation of our corporate headquarters in June 2004, (ii) increases in legal expenses associated with the filing of patent applications and other legal costs associated with the on-going operations of the Company and (iii) increases in costs as a result of being a public company including director and officer insurance premiums, accounting fees and investor and public relations expenses. The $700,000 decrease from 2002 to 2003 was primarily related to (i) lower legal fees of $305,000 and (ii) lower depreciation of $198,000.

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted have been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Option or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In conjunction with the Company’s initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised the estimate of fair value for all stock options granted subsequent to July 1, 2002. With respect to these options granted, we recorded deferred stock-based compensation of $6.0 million, $5.1 million, and $263,000 for the years ended December 31, 2004, 2003 and 2002, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per shares at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and will amortize the amount, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation expense related to the amortization of employee stock options grants and the issuance of non-employee stock option grants of $5.1 million, $4.7 million, and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Interest Income. Interest income was $525,000, $229,000 and $403,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The $296,000 increase from 2003 to 2004 was primarily attributable to an increase in interest income due to our higher average cash, cash equivalents and securities available-for-sale balances as a result of the receipt of the proceeds from our initial public offering during April and May 2004. The $174,000 decrease in interest income from 2002 to 2003 was primarily attributable to lower prevailing interest rates associated with our lower average cash, cash equivalents and securities available-for-sale balances during 2002 and 2003.

     Interest Expense. Interest expense was $228,000, $266,000 and $176,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense for the year ended December 31, 2004 was relatively consistent with the interest expense for the year ended December 31, 2003. The $90,000 increase from 2002 to 2003 was the result of a higher average balance outstanding under our long-term debt during 2003 compared to 2002 as we received $1.8 million of funding in late 2002 and an additional $1.6 million of funding throughout 2003.

     Other, net. Other, net was an expense of $67,000, $272,000 and $29,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The fluctuation in other, net for the years ended December 31, 2004, 2003 and 2002 was primarily the result of the loss on the disposal of assets related to the substantial dissolution of our German subsidiary in 2003.

Liquidity and Capital Resources

     As of December 31, 2004, we had cash, cash equivalents, and securities available-for-sale of $33.7 million. To date, we have funded our operations primarily through the sale of equity securities as well as through equipment financing. Through December 31, 2004, we had received approximately $171.2 million from the sale of equity securities. In addition, as of December 31, 2004, we had financed through loans the purchase of equipment totaling approximately $9.7 million, of which $2.6 million in loans was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 10.0% and are due in monthly installments through October 2008.

     Cash Flows from Operating Activities and Investing Activities:

Our consolidated statements of cash flows are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
		(in thousands)
Net cash used in operating activities	$(22,574)	$(18,333)	$(19,101)

Cash provided by (used in) investing activities
Purchase of securities available-for-sale	$(42,619)	$(7,820)	$(18,953)
Proceeds from sale of securities available-for-sale	17,398	23,960	7,977
Purchase of property and equipment	(880)	(674)	(2,787)
Proceeds from disposal of property and equipment	35	25	—
Acquisition of facility leasehold improvements from lease incentive	(1,550)	—	—

Net cash provided by (used in) investing activities	$(27,616)	$15,491	$(13,763)

     Cash flows used in operating activities increased by $4.2 million from 2003 to 2004. The key component was our increased net loss from 2003 to 2004 of $9.0 million. The following items also significantly impacted our cash flows used in operating activities:

•	Amortization of deferred compensation from employee stock options increased $1.4 million from $4.9 million during 2004 compared to $3.5 million during 2003.

•	During 2004, we received $1.6 million in lease incentives as a result of entering into a lease for our new corporate headquarters and research and development facility. In addition, we paid $1.3 million for a refundable security deposit on this facility.

     Cash flows used in operating activities decreased by $768,000 from 2002 to 2003. The key component was our decreased costs associated with external drug development related to the development of our lead compounds from 2002 to 2003.

     Cash flows provided by (used in) investing activities decreased by $43.1 million from 2003 to 2004. The key component was the use of our excess proceeds from our initial public offering during 2004 for the purchase of marketable securities whereas during 2003 the Company used proceeds from the sale of marketable securities to fund operations. The following items also significantly impacted our cash flows from investing activities:

•	The Company purchased property, equipment, and facility leasehold improvements in the amount of $880,000, which related primarily to research and development equipment.

•	During 2004, the Company utilized $1.6 million of lease incentives to fund the construction of certain tenant improvements to prepare our new corporate headquarters and research and development facility for occupancy.

     Cash flows provided by (used in) investing activities increased by $29.3 million from 2002 to 2003. The key component was the result of the Company utilizing the proceeds from the sale of marketable securities to fund the operations of the Company in 2003 compared to 2002 where the Company used the excess proceeds from our redeemable preferred stock financing in 2002 to purchase marketable securities. The following item also significantly impacted our cash flows from investing activities:

•	During 2002, the Company purchased property and equipment in the amount of $2.8 million compared to $674,000 in 2003. 2002 purchases were primarily related to research and development equipment.

     Cash Flows from Financing Activities:

     Our consolidated statements of cash flows are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
		(in thousands)
Cash provided by financing activities
Proceeds from exercise of stock options and employee stock purchase plan	$560	$27	$8
Proceeds from sale of common stock, net of issuance costs	43,656	7	14
Proceeds from sale of preferred stock, net of issuance costs	—	8,078	35,776
Proceeds from long-term debt	1,198	1,585	1,818
Principal payments on long-term debt	(1,204)	(1,753)	(1,267)

Net cash provided by financing activities	$44,210	$7,944	$36,349

     Cash flows provided by financing activities increased by $36.3 million from 2003 to 2004. The key component was the proceeds from our initial public offing of $43.7 million during 2004. The following items also significantly impacted our cash flows provided by financing activities:

•	During 2004, the Company received proceeds from the exercise of employee stock options and employee stock purchase plan of $560,000.

•	During 2004, the Company modified its existing loan and security agreement and as a result increased the maximum amount available under the agreement to $3 million, provided for a revolving credit facility and extended the availability of the credit facility to December 31, 2005. During 2004, the Company executed promissory notes under the loan and security agreement in the amount of $1.2 million for eligible equipment and tenant improvements.

     Cash flows provided by financing activities decreased by $28.4 million from 2002 to 2003. The key component was the proceeds from our redeemable preferred stock issuance of $35.8 million during 2002. The following items also significantly impacted our cash flows provided by financing activities:

•	During 2003, the Company received proceeds of $8.1 million from a follow-on offering of our redeemable preferred stock.

•	The Company executed promissory notes under our loan and security agreements in the amount of $1.8 million during 2002 compared to $1.6 million during 2003 to finance eligible equipment and tenant improvements.

     Aggregate Contractual Obligations

     The following summarizes our long-term contractual obligations as of December 31, 2004 (in thousands):

		Less than	2006 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$7,980	$1,376	$5,486	$1,118	$—
Equipment financing	2,576	1,360	1,216	—	—
Minimum royalty commitment	1,025	—	125	100	800

	$11,581	$2,736	$6,827	$1,218	$800

     We also enter into agreements with clinical sites that conduct our clinical trials. We make payments to sites based upon the number of patients enrolled and the length of their participation in the trials. For the years ended December 31, 2004 and 2003, we had made aggregate payments of $664,000 and $673,000 respectively, to clinical sites in connection with our Phase I clinical trials for isatoribine and Phase I clinical trials for ANA971. The majority of our clinical costs are related to the accrual and on-going costs of patients entering our clinical trials as well as the manufacturing of compounds to be used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up.

     Overview of Financial Position and Future Cash Requirements

     Our consolidated balance sheet as of December 31, 2004, compared to our consolidated balance sheet as of December 31, 2003, was impacted by the following:

•	The increase in cash, cash equivalents and securities available-for-sale of $19.2 million was primarily the result of our initial public offering which was declared effective on March 25, 2004 through which we raised net proceeds of $43.7 million. The net proceeds from our initial public offering were reduced by cash requirements for operations of the Company.

•	The increase in accrued expenses of $1.9 million was primarily the result of an increase in our costs associated on-going drug development associated with both ANA975 and ANA380. In addition, we expect to continue to record costs associated with our joint development of ANA380 with LG Life Sciences, Ltd. (“LGLS”). In February 2004, we obtained an exclusive option from LGLS to enter into a joint development and license agreement for the development and commercialization of ANA380 for the treatment of chronic HBV infection. We paid $500,000 to LGLS for this option. On April 19, 2004, we announced that we exercised our option and had entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we will share the costs for the global clinical development of ANA380 with LGLS. During May 2004, we paid a licensing fee of $4 million to LGLS. In addition, we could be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS. For the year ended December 31, 2004, we have recorded $750,000 as a component of research and development expense, which represents our share of expenses incurred by LGLS related to the clinical development of ANA380. We have estimated these costs based on information provided to the Company by LGLS and based upon our understanding of the global clinical development plan for ANA380.

•	The increase in property and equipment of $933,000 was primarily the result of tenant improvements funded through lease incentives for our new corporate headquarters and research and development facility. In addition, we paid $1.3 million for a refundable security deposit on this facility, which is included as a component of other assets.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380 or ANA975; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

     Off-Balance Sheet Arrangements

     As of December 31, 2004, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 6 to the consolidated financial statements included elsewhere in this annual report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and related financial required to be filed are indexed on page F-1 and are incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     Our Chief Executive Officer and Senior Vice President, Corporate Development and Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Corporate Development and Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Corporate Development and Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not Applicable.

Part III

     Certain information required by Part III is omitted from this report because the Registrant expects to file a definitive proxy statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders.

     Information regarding executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers.”

     The information required by Item 10 of Form 10-K is also incorporated by reference to the information under the heading “Audit Committee,” relating to the members of the Company’s Audit Committee and the Audit Committee financial expert in our Proxy Statement.

     The information required by Item 10 of Form 10-K is also incorporated by reference to the information under the heading “Shareholder Communications with the Board of Directors,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, in our Proxy Statement.

     The Company has adopted a Code of Ethics, which applies to all Anadys Pharmaceuticals Inc. directors, officers and employees, including the Chief Executive Officer and Senior Vice President, Corporate Development and Finance and all of the financial team. The Code of Ethics is posted on the Company’s website, (under the “Investors – Corporate Governance” caption.) The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Vice President, Corporate Development and Finance or persons performing similar functions, by posting such information on its website.

Item 11. Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Compensation of Executive Officers” in our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004 and to be used in connection with our 2005 Annual Meeting of. Information regarding equity compensation plans under which Company common stock may be issued as of December 31, 2004 is set forth in Item 5 of this Report.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Certain Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

     The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Independent Registered Public Accounting Firm – Fees” in the Proxy Statement.

Part IV

Item15. Exhibits and Financial Statement Schedules

     (a) The following financial statements, financial statements schedules and exhibits are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

See index to consolidated financial statements on page F-1.

(2)	Financial Statement Schedules

All financial statements schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

Exhibit
Number	Exhibit Description

3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

4.2(3)	Amended and Restated Registration Rights Agreement dated as of June 20, 2002 by and among the Registrant and Stockholders named therein

10.1(3)	Standard Industrial/ Commercial Single-Tenant Lease dated November 3, 2000 by and between the Registrant and Campson Corporation

10.2(3)	Standard Industrial/ Commercial Single-Tenant Lease dated April 23, 2002 by and between the Registrant and 6777 Nancy Ridge LLC

10.3(3)#	2002 Equity Incentive Plan

10.4(3)#	Form of Stock Option Agreement under 2002 Equity Incentive Plan

10.5(2)#	2004 Equity Incentive Plan

10.6(2)#	Form of Stock Option Agreement under 2004 Equity Incentive Plan

10.7(2)#	2004 Employee Stock Purchase Plan

10.8(2)#	Form of Offering Document under the 2004 Employee Stock Purchase Plan

10.9(2)#	2004 Non-Employee Directors’ Stock Option Plan

10.10(2)#	Form of Stock Option Agreement Under 2004 Non-Employee Directors’ Stock Option Plan

10.11(3)	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers

10.12(2)#	Severance Agreement dated June 9, 2000 by and between the Registrant and Kleanthis G. Xanthopoulos, Ph.D.

10.13(2)#	Severance Agreement dated June 9, 2000 by and between the Registrant and Devron R. Averett, Ph.D.

10.14(2)*	Research Collaboration Agreement dated February 21, 2003 by and between the Registrant and Amgen Inc.

10.15(2)*	Screening Agreement dated June 6, 2002 by and between the Registrant and Cerylid Pty Ltd.

10.16(2)*	Agreement dated August 7, 2002 by and between the Registrant and Hoffmann-La Roche Inc.

10.17(2)*	Amendment No. 1 to the August 7, 2002 Agreement between Hoffman-La Roche Inc. and the Registrant dated October 1, 2003

10.18(2)*	Research Collaboration Agreement dated June 7, 2002 by and between the Registrant and Gilead Sciences, Inc., as amended.

10.19(2)*	Research and License Agreement dated October 10, 2002 by and between the Registrant and Sequoia Sciences, Inc.

10.20(2)*	Technology License Agreement dated January 9, 2001 by and between the Registrant and EMBL Enterprise Management Technology Transfer GmbH, as amended.

10.21(2)*	Agreement dated December 20, 2002 by and between the Registrant and Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.)

10.22(3)#	Terms of Compensation dated June 9, 2000 by and between the Registrant and Devron R. Averett

10.23(3)	Equipment Loan and Security Agreement dated as of December 20, 2002 by and between the Registrant and GATX Ventures, Inc.

10.24(3)	Master Security Agreement dated as of June 17, 2003 by and between the Registrant and General Electric Capital Corporation

10.25(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Steve Worland, Ph.D.

10.26(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Michael Kamdar

10.27(3)#	Terms of Employment dated February 1, 2001 by and between the Registrant and Steve Worland, Ph.D.

10.28(3)#	Terms of Employment dated March 5, 2001 by and between the Registrant and Michael Kamdar

10.29(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Elizabeth E. Reed

10.30(2)#	Terms of Employment dated October 2, 2001 by and between the Registrant and Elizabeth E. Reed

10.31(2)*	Agreement dated December 8, 2003 by and between the Registrant and Daiichi Pharmaceutical Co. Ltd.

10.32(4)*	Amended and Restated Exclusive Option Agreement dated as of February 24, 2004 by and between the Registrant and LG Life Sciences, Ltd., as amended

10.33(2)	Sub-lease agreement dated February 23, 2004 by and between the Registrant and Torrey Mesa Research Institute.

10.34(5)*	Joint Development and License Agreement between LG Life Sciences and Anadys Pharmaceuticals Inc.

10.35(6)*	Agreement dated July 28, 2004 by and between Hoffmann-La Roche, Inc. and Anadys Pharmaceuticals, Inc.

10.36(6)*	Collaboration Agreement dated September 3, 2004 by and between Aphoenix, Inc. and Anadys Pharmaceuticals, Inc.

21.1(3)	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Senior Vice President, Corporate Development and Finance

32	Section 906 Certification by Anadys’ Chief Executive Officer and Senior Vice President, Corporate Development and Finance

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 19, 2004

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 24, 2004

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004

#	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 30th day of March, 2005.

ANADYS PHARMACEUTICALS, INC.

By: /s/ KLEANTHIS G. XANTHOPOULOS, PH.D.

Kleanthis G. Xanthopoulos, Ph.D.
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KLEANTHIS G. XANTHOPOULOS, PH.D. Kleanthis G. Xanthopoulos, Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005

/s/ MICHAEL J. KAMDAR Michael J. Kamdar	Senior Vice President, Corporate Development and Finance(Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Chairman of the Board	March 30, 2005

/s/ CHARLES COHEN, PH.D. Charles Cohen, Ph.D.	Director	March 30, 2005

/s/ MARIOS FOTIADIS Marios Fotiadis	Director	March 30, 2005

/s/ ARGERIS N. KARABELAS, PH.D. Argeris N. Karabelas, Ph.D.	Director	March 30, 2005

/s/ STEVEN H. HOLTZMAN Steven H. Holtzman	Director	March 30, 2005

/s/ STELIOS PAPADOPOULOS, PH.D. Stelios Papadopoulos, Ph.D.	Director	March 30, 2005

/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D.	Director	March 30, 2005

/s/ DOUGLAS E. WILLIAMS, PH.D. Douglas E. Williams, Ph.D.	Director	March 30, 2005

ANADYS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an option of the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such option. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anadys Pharmaceuticals, Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December, 31, 2004, in conformity with U. S. generally accepted accounting principals.

/s/ Ernst & Young LLP

San Diego, California
February 9, 2005

ANADYS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,988	$11,968
Securities available-for-sale	27,686	2,531
Accounts receivable	186	525
Prepaid expenses and other current assets	1,138	1,168

Total current assets	34,998	16,192
Property and equipment, net	4,030	3,097
Other assets, net	1,921	953

Total assets	$40,949	$20,242

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,120	$765
Accrued expenses	3,607	1,664
Current portion of long-term debt	1,310	1,059
Current portion of deferred rent	360	—
Deferred revenue	600	400

Total current liabilities	6,997	3,888
Long-term debt, net of current portion	1,193	1,401
Long-term portion of deferred rent	1,474	—
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value:
Authorized shares — no shares and 40,287,030 shares at December 31, 2004 and 2003, respectively
Issued and outstanding shares — no shares and 34,484,669 at December 31, 2004 and 2003, respectively; liquidation preference of $46,425 at December 31, 2003	—	45,012
Stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value:
Authorized shares — no shares and 33,766,599 shares at December 31, 2004 and 2003, respectively
Issued and outstanding shares — no shares and 33,513,599 shares at December 31, 2004 and 2003; liquidation preference of $80,773 at December 31, 2003	—	80,779
Preferred stock, $0.001 par value:
Authorized shares — 10,000,000 shares and no shares at December 31, 2004 and 2003, respectively
Issued and outstanding shares — no shares at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value:
Authorized shares — 90,000,000 shares and 130,000,000 shares at December 31, 2004 and 2003, respectively
Issued and outstanding shares — 22,334,521 shares and 1,905,708 shares at December 31, 2004 and 2003, respectively	22	2
Additional paid-in capital	199,990	24,011
Deferred compensation	(2,862)	(2,206)
Accumulated other comprehensive loss	(68)	(2)
Accumulated deficit	(165,797)	(132,643)

Total stockholders’ equity (deficit)	31,285	(30,059)

Total liabilities and stockholders’ equity (deficit)	$40,949	$20,242

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Collaborative agreements	$1,672	$2,155	$903
Grants	90	131	379

Total revenues	1,762	2,286	1,282
Operating expenses:
Research and development	24,173	16,554	18,054
General and administrative	5,666	4,716	5,434
Stock-based compensation:
Research and development	2,538	2,265	610
General and administrative	2,594	2,440	430

Total operating expenses	34,971	25,975	24,528

Loss from operations	(33,209)	(23,689)	(23,246)
Other income (expense):
Interest income	525	229	403
Interest expense	(228)	(266)	(176)
Other, net	(67)	(272)	(29)

Total other income (expense)	230	(309)	198

Net loss	(32,979)	(23,998)	(23,048)

Accretion to redemption value of redeemable convertible preferred stock	(175)	(674)	(319)

Deemed dividend-beneficial conversion feature for Series C preferred stock	—	(6,942)	—

Net loss applicable to common stockholders	$(33,154)	$(31,614)	$(23,367)

Basic and diluted net loss per share (1)	$(1.92)	$(21.58)	$(25.88)

Shares used to compute basic and diluted net loss per share (1)	17,233	1,465	903

(1)	As a result of the conversion of the Company’s preferred stock into 13,330 shares of our common stock upon completion of our initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 1 for the pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

							Accumulated
							Other
	Convertible				Additional		Comprehensive		Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2001	33,513,599	$80,779	1,485,159	$2	$9,649	$(587)	$30	$(77,662)	$12,211
Issuance of common stock pursuant to exercise of stock options	—	—	2,680	—	8	—	—	—	8
Compensation related to stock options	—	—	—	—	38	—	—	—	38
Compensation related to restricted stock	—	—	—	—	508	—	—	—	508
Issuance of restricted stock for acquired technology	—	—	114,954	—	6	—	—	—	6
Issuance of restricted stock for consulting services	—	—	169,936	—	8	—	—	—	8
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	(319)	(319)
Deferred compensation related to issuance of stock options to employees	—	—	—	—	263	(263)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	494	—	—	494
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustment	—	—	—	—	—	—	128	—	128
Net loss	—	—	—	—	—	—	—	(23,048)	(23,048)

Comprehensive loss	—	—	—	—	—	—	—	—	(22,952)

Balance at December 31, 2002	33,513,599	80,779	1,772,729	2	10,480	(356)	126	(101,029)	(9,998)
Issuance of common stock pursuant to exercise of stock options	—	—	8,984	—	27	—	—	—	27
Compensation related to stock options	—	—	—	—	366	—	—	—	366
Compensation related to restricted stock	—	—	—	—	814	—	—	—	814
Issuance of restricted stock for cash	—	—	26,993	—	2	—	—	—	2
Issuance of restricted stock for consulting services	—	—	82,008	—	4	—	—	—	4
Issuance of restricted stock for acquired technology	—	—	14,994	—	1	—	—	—	1
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	(674)	(674)
Deemed dividend- beneficial conversion feature for Series C preferred stock	—	—	—	—	6,942	—	—	(6,942)	—
Deferred compensation related to issuance of stock options to employees	—	—	—	—	5,096	(5,096)	—	—	—
Deferred compensation related to issuance	—	—	—	—	279	(279)	—	—	—
of restricted stock Amortization of deferred compensation	—	—	—	—	—	3,525	—	—	3,525
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(5)	—	(5)
Substantial dissolution of foreign operations	—	—	—	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	—	—	—	(23,998)	(23,998)

Comprehensive loss	—	—	—	—	—	—	—	—	(24,126)

ANADYS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands, except share data)

							Accumulated
							Other
	Convertible				Additional		Comprehensive		Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2003	33,513,599	$80,779	1,905,708	$2	$24,011	$(2,206)	$(2)	$(132,643)	$(30,059)
Conversion of convertible preferred stock into common stock	(33,513,599)	(80,779)	6,519,467	6	80,773	—	—	—	—
Conversion of redeemable preferred stock into common stock	—	—	6,761,679	7	45,005	—	—	—	45,012
Issuance of common stock in initial public offering, net of underwriters costs and issuance costs	—	—	6,993,950	7	43,649	—	—	—	43,656
Issuance of common stock pursuant to the exercise of employee stock options	—	—	145,156	—	430	—	—	—	430
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	—	22,069	—	130	—	—	—	130
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	75	—	—	—	75
Compensation related to restricted stock	—	—	—	—	172	—	—	—	172
Repurchase and retirement of unvested restricted stock	—	—	(13,508)	—	(1)	—	—	—	(1)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	175	—	—	(175)	—
Deferred	—	—	—	—	5,968	(5,968)	—	—	—
compensation related to issuance of stock options to employees
Amortization of deferred compensation	—	—	—	—	—	4,915	—	—	4,915
Reversal of deferred compensation associated with cancelled stock options to employees	—	—	—	—	(397)	397	—	—	—
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	—	(32,979)	(32,979)

Comprehensive loss	—	—	—	—	—	—	—	—	(33,045)

Balance at December 31, 2004	—	$—	22,334,521	$22	$199,990	$(2,862)	$(68)	$(165,797)	$31,285

     See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(32,979)	$(23,998)	$(23,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,465	1,756	1,828
Amortization of deferred compensation	4,915	3,525	494
Compensation related to restricted stock	172	814	508
Compensation related to stock option issuances to non-employees	45	366	38
Interest expense related to warrants issued in conjunction with debt	48	42	—
Rent expense related to warrants issued in conjunction with lease	30	—	—
Substantial dissolution of foreign operations	—	(135)	—
Loss from disposals of property and equipment and related deposits	28	235	—
Accrued interest income on amounts due from related party, net of amount forgiven	—	169	(3)
Cash received from lease incentive	1,550	—	—
Changes in operating assets and liabilities:
Accounts receivable	339	(183)	(55)
Prepaid expenses and other current assets	30	(630)	195
Other assets, net	(999)	(131)	(21)
Accounts payable	355	(467)	(58)
Accrued expenses	1,943	(60)	1,052
Deferred rent	284	(36)	(31)
Deferred revenue	200	400	—

Net cash used in operating activities	(22,574)	(18,333)	(19,101)
Investing activities
Purchase of securities available-for-sale	(42,619)	(7,820)	(18,953)
Proceeds from sale of securities available-for-sale	17,398	23,960	7,977
Purchase of property and equipment	(880)	(674)	(2,787)
Proceeds from disposal of property and equipment	35	25	—
Acquisition of leasehold improvements from lease incentive	(1,550)	—	—

Net cash provided by (used in) investing activities	(27,616)	15,491	(13,763)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	560	27	8
Proceeds from sale of common stock, net of issuance costs	43,656	7	14
Proceeds from sale of preferred stock, net of issuance costs	—	8,078	35,776
Proceeds from long-term debt	1,198	1,585	1,818
Principal payments on long-term debt	(1,204)	(1,753)	(1,267)

Net cash provided by financing activities	44,210	7,944	36,349
Effect of exchange rates on cash	—	—	128

Net increase (decrease) in cash and cash equivalents	(5,980)	5,102	3,613
Cash and cash equivalents at beginning of year	11,968	6,866	3,253

Cash and cash equivalents at end of year	$5,988	$11,968	$6,866

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$288	$266	$176

Schedule of non-cash investing and financing activities
Accretion of costs on redeemable convertible preferred stock	$175	$674	$319

Forgiveness of note due from related party	$—	$169	$—

Deemed dividend-beneficial conversion feature for Series C preferred stock	$—	$6,942	$—

Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$45,012	$—	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$80,779	$—	$—

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, expect share and per share amounts)

1. Organization and Summary of Significant Accounting Policies

     Organization and Business

     Anadys Pharmaceuticals, Inc., (“Anadys” or the “Company”) was incorporated in Delaware in September 1992 as ScripTech Pharmaceuticals, Inc. and in 1994 changed its name to Scriptgen Pharmaceuticals, Inc. In May 2000, following the addition of a substantially new management team and the infusion of new capital, product candidates and technologies, the Company changed its name to Anadys Pharmaceuticals, Inc. Anadys is a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule medicines for the treatment of hepatitis C virus, or HCV, hepatitis B virus, or HBV, and certain bacterial infections. The Company’s clinical development programs include ANA975, an oral prodrug of isatoribine for the treatment of HCV and HBV, and ANA380 for the treatment of HBV. In addition, the Company’s anti-infective therapeutic platform, including core capabilities in Toll-Like Receptor-based small molecules and structure-based drug design, is designed to advance a strong and continual pipeline of drug candidates into the clinic. Accordingly, the Company has discovery programs exploring the use of additional oral prodrugs of TLR-7 agonists and direct antiviral discovery efforts focused on structural-based drug design.

     Basis of Presentation

     Anadys has incurred operating losses since inception, has generated only modest operating revenues and has an accumulated deficit of $165,797 as of December 31, 2004. The Company anticipates that it has sufficient capital to maintain its operations through at least the beginning of 2006; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of equity securities, strategic collaborations and debt financings. There can be no assurance that such capital will be available on favorable terms, or at all.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anadys Pharmaceuticals Europe GmbH. All significant intercompany accounts and transactions have been eliminated. In August 2003 the Company substantially dissolved its subsidiary operations.

     The consolidation of foreign subsidiaries requires financial statement translation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Statements of operations and cash flows are translated at the average exchange rates for each year.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased.

     Securities Available-for-Sale

     Investments with an original maturity of more than three months have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

     Fair Value of Financial Instruments

     The carrying amount of cash, cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of the long-term debt approximates its carrying value.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents, securities available-for-sale and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

     The Company derives its revenues from a relatively small number of customers. For the year ended December 31, 2002, revenues from four customers accounted for 48%, 22%, 18% and 12%, respectively, of total revenues; related accounts receivable were 48%, 28%, 6% and 0%, respectively. For the year ended December 31, 2003, revenues from two customers accounted for 72% and 17%, respectively, of total revenues; related accounts receivable were 87% and 0%, respectively. For the year ended December 31, 2004, revenues from two customers accounted for 68% and 23%, respectively, of total revenues; there were no related accounts receivable as of December 31, 2004.

     Property and Equipment

     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

     Intangibles

     The Company amortizes intangible assets over their estimated useful lives, which range from three to four years. The Company’s intangible assets are recorded as a component of other assets, net on the consolidated balance sheet.

     Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to the carrying value of the asset and records the impairment as a reduction in the carrying value of the related asset and charge to operating results. Although the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes expected undiscounted future operating cash flows will exceed the carrying value of the long-lived assets, and accordingly the Company has not recognized an impairment loss through December 31, 2004.

     Research and Development

     Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s product candidates, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs, amortization of purchased technology and depreciation. Expenditures relating to research and development are expensed as incurred.

     Accumulated Other Comprehensive Income (Loss)

     In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

     Deferred Rent

     Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense recorded and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheet. During 2004, the Company entered into a sub-lease agreement to lease the Company’s corporate headquarters and research and development facility located in San Diego, California. In accordance with the sub-lease agreement, the Company was allocated a $1,550 tenant improvement allowance as an incentive to moving into the facility. The Company recorded this incentive as an increase to both property and equipment and deferred rent and these amounts will be amortized on a straight-line basis over the life of the lease of 62 months. As of December 31, 2004, the Company has $1,400 of unamortized deferred rent associated with the lease incentive.

     Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In conjunction with the Company’s initial public offering, the Company reviewed its historical exercise prices through March 25, 2004 and, as a result, revised the estimate of fair value for all stock options granted subsequent to July 1, 2002. With respect to these options granted, the Company has recorded deferred stock compensation of $5,968, $5,096, and $263 during the years ended December 31, 2004, 2003 and 2002, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. The Company recorded deferred stock compensation related to the issuance of restricted stock of $279 during the year ended December 31, 2003. No deferred stock compensation related to the issuance of restricted stock was recorded during 2004 or 2002. Deferred stock compensation related to employee stock options issued between July 1, 2002 and March 25, 2004 is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

     Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123,, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company granted stock options and stock awards to non-employees as follows: 71,480 and 17,168 for the years ended December 31, 2004 and 2003, respectively. There were no options granted to non-employees during 2002. Compensation expense related to non-employee stock option grants was $46, $1,150 and $546 for the years ended December 31, 2004, 2003 and 2002, respectively. The options were valued using the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002: risk free interest rates of 4.24%, 2.97% and 3.83%, respectively; dividend yield of 0% for all periods; expected volatility of 70% for all periods and contractual term of 5.00, 7.55, and 8.55 years, respectively.

     As required under SFAS No. 123, the pro forma effects of stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002: risk-free interest rates of 3.25%, 3.04% and 3.82%, respectively; a dividend yield of 0% for all periods; expected volatility of 70% for all periods; and weighted-average expected lives of the options of five years for all periods. The estimated weighted average fair value of stock options granted during 2004, 2003 and 2002 was $7.02, $9.18 and $2.70 , respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the vesting period of the related options. The Company’s pro forma information for employee stock options and stock purchase plan follows:

	Years Ended December 31,
	2004	2003	2002
Net loss applicable to common shareholders, as reported	$(33,154)	$(31,614)	$(23,367)
Add: Stock-based employee compensation included in reported net loss	4,903	3,165	81
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(3,620)	(3,065)	(209)

Adjusted pro forma net loss	$(31,871)	$(31,514)	$(23,495)

Adjusted pro forma basic and diluted net loss per share	$(1.85)	$(21.51)	$(26.02)

     Net Loss Per Share

     The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common shares equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

     The unaudited pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of January 1, 2002 or the date of issuance, if later.

	Year Ended December 31,
	2004	2003	2002
Historical:
Numerator:
Net loss	$(32,979)	$(23,998)	$(23,048)
Accretion to redemption value of redeemable convertible preferred stock	(175)	(674)	(319)
Deemed dividend-beneficial conversion feature for Series C preferred stock	—	(6,942)	—

Net loss applicable to common stockholders	$(33,154)	$(31,614)	$(23,367)

Denominator:
Weighted average common shares	17,287	1,847	1,505
Weighted average unvested common shares subject to repurchase	(54)	(382)	(602)

Denominator for basic and diluted earnings per share	17,233	1,465	903

Basic and diluted net loss per share	$(1.92)	$(21.58)	$(25.88)

Pro forma:
Net loss	$(32,979)	$(23,998)	$(23,048)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock	—	(6,942)	—

Pro forma net loss applicable to common shareholders	$(32,979)	$(30,940)	$(23,048)

Pro forma basic and diluted net loss per share	$(1.61)	$(2.26)	$(2.24)

Shares used above	17,233	1,465	903
Pro forma adjustments to reflect assumed weighted average affect of conversion of preferred stock	3,238	12,249	9,404

Pro forma shares used to compute basic and diluted net loss per share	20,471	13,714	10,307

	Year Ended December 31,
	2004	2003	2002
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Preferred stock	—	13,281	12,101
Common stock subject to repurchase	—	194	541
Options to purchase common stock	2,365	1,157	707
Warrants	376	346	341

	2,741	14,978	13,690

     Revenue Recognition

     In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned. Some of the Company’s agreements contain multiple elements, including milestone and royalty obligations. As of December 31, 2004, the Company did not have any revenue from royalties.

     Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Upfront fees under the Company’s collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with future Company performance are recognized when received. Amounts received for research funding are recognized as revenues as the services are performed. Amounts received for research funding for a specific number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. As of December 31, 2004, the Company recorded $600 in deferred revenue for cash received prior to the research being performed.

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share Based Payment (SFAS No. 123R), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS No. 123R. The new standard is effective for periods beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R on July 1, 2005.

     The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS No. 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported cost of revenues and operating expenses, however, it will have no impact on our cash flows. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss above.

2. Balance Sheet Details

     Securities Available-For-Sale

     Securities available-for-sale consisted of the following:

	December 31, 2004
		Unrealized
	Amortized
	Cost	Gain	Loss	Market Value
Corporate bonds	$27,754	$6	$(74)	$27,686

	December 31, 2003
		Unrealized
	Amortized
	Cost	Gain	Loss	Market Value
Corporate bonds	$2,531	$—	$—	$2,531

     Gross realized gains and losses for each of these security types were not material for the years ended December 31, 2004 and 2003.

     As of December 31, 2004, securities available-for-sale with a maturity date of less than one year had an aggregate market value of $25,654 and securities available-for-sale with a maturity date of more than one year, but less than five years had an aggregate market value of $2,032.

     Property and Equipment

     Property and equipment consist of the following:

	December 31,
	2004	2003
Furniture and fixtures	$105	$542
Equipment	7,521	7,275
Computers and software	1,728	1,514
Leasehold improvements	1,917	443

	11,271	9,774
Less accumulated depreciation and amortization	(7,241)	(6,677)

	$4,030	$3,097

     Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2004, 2003 and 2002 was $1,434, $1,662, and $1,734 respectively.

     Amortization expense is included in research and development expense in the accompanying consolidated statements of operations. Amortization expense was $31, $94, and $94, for the years ended December 31, 2004, 2003 and 2002, respectively.

     Other Balance Sheet Captions

	December 31,
	2004	2003
Prepaid expenses and other current assets consisted of the following:

Prepaid expenses	$244	$232
Prepaid initial public offering costs	—	419
Prepaid rent	70	140
Prepaid insurance	216	31
Other receivables	551	193
Deposits	57	153

	$1,138	$1,168

Other assets consisted of the following:

Intangible assets, net	$—	$31
Lab compounds, net	641	901
Deposits	1,280	21

	$1,921	$953

Accrued expenses consisted of the following:

Accrued employee benefits	$361	$344
Accrued employee bonus	669	555
Accrued drug development	1,702	356
Accrued legal and patent costs	221	212
Accrued audit and tax costs	124	62
Accrued annual report costs	100	—
Accrued facility costs	95	70
Other accrued expenses	335	65

	$3,607	$1,664

3. Debt

     During 1999, the Company entered into a $5,100 loan and security agreement with a financing institution pursuant to which the Company drew down the entire line of $5,100 to make certain capital expenditures. As the credit facility was utilized, separate promissory notes were executed. Each promissory note had 48 monthly payments with the interest rate being fixed at the funding date of each promissory note (10.19% to 11.39%). Principal amounts outstanding under this loan agreement and security agreement were paid in full during 2004.

     In 2002, the Company entered into a $2,600 loan and security agreement with GATX Ventures (“GATX”) pursuant to which during the years ended December 31, 2003 and 2002, the Company drew down the entire line of $2,600 to make certain capital expenditures. As the credit facility was utilized, separate promissory notes were executed. Each promissory note has monthly payments ranging from 36 to 43 months with the interest rate being fixed at the funding date of each promissory note (9.55% to 9.95%). Each promissory note is collateralized by the related equipment acquired with the loan. In conjunction with these promissory notes, the Company issued warrants to purchase 96,564 shares of common stock, with an exercise price of $6.87 per share (Note 5).

     During 2003, the Company entered into a $1,900 loan and security agreement with General Electric Capital Corporation (“GE”) to finance eligible equipment and tenant improvements. On September 8, 2004, the Company modified this agreement to include increasing the maximum amount available under the agreement to $3,000, providing for a revolving credit facility, and extending the term to December 31, 2005. During 2004, the Company executed promissory notes under the equipment financing agreement in the amount of $1,198 to finance eligible equipment and tenant improvements. As the credit facility is utilized, separate promissory notes are executed. Each promissory note has 42 to 48 monthly payments with the interest rate being fixed at the funding date of each promissory note (8.56% to 9.00%). Each promissory note is collateralized by the related equipment acquired with the loan. In conjunction with these promissory notes, the Company issued warrants to purchase 28,227 shares of common stock, with an exercise price of $6.87 per share (Note 5). As of December 31, 2004, a total of $1,500 was outstanding under the equipment financing agreement and $1,500 was available under the loan and security agreement.

     Annual principal payments due on the notes payable are as follows at December 31, 2004:

2005	$1,360
2006	771
2007	372
2008	73

Total	2,576
Less: net debt discount	(73)
Current portion	(1,310)

$1,193

4. Commitments and Contingencies

     As of December 31, 2004, the Company leases its corporate headquarters and research and development facility under a non-cancelable lease, which expires on August 1, 2009. The lease requires the Company to pay a share of real estate taxes and building operating expenses if such expenses exceed a base level stipulated in the lease. Gross rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1,309, $1,614 and $1,484, respectively.

     Future minimum lease payments under equipment and facility leases are as follows at December 31, 2004:

2005	$1,376
2006	1,775
2007	1,829
2008	1,882
2009	1,118

Total	$7,980

     Collaboration Agreements

     Under certain licensing and other agreements, the Company is required to make payments upon the achievement of certain milestones, to pay royalties on certain drug sales, if any, and to pay other amounts in connection with sublicenses, if any (collectively “Contingent Payments”). To date, the Company has not become obligated to make any Contingent Payments under such agreements. Costs of the research and development resources performing collaborative activities are included in research and development expenses in the accompanying statement of operations.

     In June 2002, the Company entered into a collaboration agreement with Gilead Sciences, Inc. (“Gilead”) to discover novel antiviral compounds. The agreement required Gilead to pay an initial technology access fee and make research funding payments totaling $371, make certain milestone payments and to pay royalties on sales of any new drug resulting from the collaboration. The term of the collaboration agreement expired in February 2003.

     In August 2002, the Company entered into a collaboration agreement with Hoffman-La Roche Inc. (“Roche”) to deploy the Company’s discovery capabilities to advance lead compounds identified by Roche against an oncology target. The agreement required Roche to make research funding payments of $1,820 over the one year research term of the agreement, make certain milestone payments and to pay royalties on sales of any new drug resulting from the collaboration. In conjunction with the collaboration Roche purchased 364,119 shares of the Company’s Series C redeemable preferred stock at $6.89 per share. In October 2003, the Company executed an extension of the agreement for an additional six months. Under the terms of the extension, the Company received additional funding of $910 to deploy the Company’s discovery capabilities to advance Roche’s lead compounds against the oncology target. The Company recorded revenue of $455, $1,656 and $619 during the year ended December 31, 2004, 2003 and 2002, respectively, related to this collaboration.

     In February 2003, the Company entered into a collaboration with Amgen Inc. (“Amgen”) to discover novel compounds against a therapeutic target of Amgen. Under the terms of the agreement, the Company has received $400 from Amgen through research funding payments, a technology access fee and a research milestone payment. The agreement requires Amgen to pay royalties on sales of any new drug resulting from the collaboration. The term of the collaboration agreement expired in September 2003.

     In December 2003, the Company entered into a collaboration agreement with Daiichi Pharmaceutical Co. Ltd. (“Daiichi”) to discover novel compounds against therapeutic targets of Daiichi. The Company is designing, configuring and running ATLAS TM assays to screen the Daiichi targets against a compound collection provided by Daiichi. Under the terms of the agreement, the Company has received a $400 collaboration fee, which was recognized as revenue during the year ended December 31, 2004. The Company may receive additional milestone payments provided that certain success criteria are met under the collaboration.

     On July 28, 2004, the Company entered into a new drug discovery collaboration with Roche. Under the terms of the agreement, the Company will receive research and development funding from Roche and in exchange the Company will engage its drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. As of December 31, 2004, the Company has received $876 in research and development funding from Roche of which $745 was recorded as revenue for the year ended December 31, 2004. The agreement includes potential milestone payments if certain research and commercial milestones are achieved and royalties on net sales of any new drug resulting from the collaboration that may be commercialized by Roche. There is no guarantee the Company will receive any royalty payments or milestone payments under the agreement.

     On September 3, 2004, the Company entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, the Company may receive research funding of $1,250 over a three-year term of the agreement. As of December 31, 2004, the Company has received $500 in research funding from Aphoenix of which approximately $31 was recorded as revenue for the year ended December 31, 2004. The Company may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration. There is no guarantee the Company will receive any royalty payments or milestone payments under the agreement.

     Grants

     During September 2004, the Company was awarded a Phase II Small Business Innovation Research grant from the National Institute of Health (NIH). Funding for the first and second year of the grant is expected to be $536 and $669, respectively, for a total expected funding of $1,200, over the life of the grant. The second year funding under the grant is contingent upon the Company showing satisfactory progress on the grant and the availability of funds at the NIH. As of December 31, 2004, the Company has recorded revenue of $105 under the grant.

     License Agreements

     In January 2001, the Company executed a technology license agreement (the “License Agreement”) with EMBL Enterprise Management Technology Transfer GmbH (“EMBLEM”), whereby the Company obtained an exclusive royalty-free worldwide license to certain technology and the rights to make, use, sell and offer to sell products, methods and processes claimed in the licensed patents with the right to sublicense. In addition, the Company cross-licensed certain technology under a non-exclusive royalty-free sublicense. The licenses expire upon expiration of the last of the licensed patents or any earlier date as the parties mutually agree upon. The License Agreement provided that in consideration for the license, the Company would issue an aggregate of 129,948 shares of restricted common stock to EMBL or EMBLEM (the “EMBLEM Shares”). The Company ascribed an aggregate value of approximately $378, which represented the difference between the purchase price of the EMBLEM Shares, and the deemed fair value of the shares. The acquired technology was amortized to research and development expense over a four-year period ending in May 2004. The Company’s right to repurchase the EMBLEM Shares lapsed monthly over four years from the effective date ending in May 2004

     In December 2002, the Company entered into an agreement with Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and Ribapharm, Inc. for an exclusive worldwide license to six antiviral compounds. Under the terms of the agreement, the Company is entitled to clinical milestone payments, which may total up $425 for each product candidate. As of December 31, 2004, the Company has not received any milestone payments. In connection with this agreement, the Company has a minimum royalty commitment of $50 and $75 for the years ended December 31, 2006 and 2007, respectively, and $100 for each of the nine years thereafter.

     In February 2004, the Company obtained an exclusive option from LG Life Sciences, Ltd. (“LGLS”) to enter into a joint development and license agreement for the development and potential commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. The Company paid LGLS $500 for this option. On April 18, 2004, the Company exercised its option and entered into a joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection in North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, the Company will share the costs for the global clinical development of ANA380 with LGLS. In connection with the execution of the agreement, the Company paid a licensing fee of $4,000 during May 2004 to LGLS. This payment is included as a component of research and development expenses for the year ended December 31, 2004. In addition, the Company may be required to make additional milestone payments totaling up to $25,500, subject to the attainment of product development and commercialization objectives. The Company will pay royalties on any product sales in its sales territory to LGLS and will receive royalties on any product sales in China from LGLS. As of December 31, 2004, the Company has recorded $750 of drug development costs, which are recorded as a component of research and development expense associated with the Company’s share of joint development costs of ANA380 incurred by LGLS. The drug development costs recorded by the Company at December 31, 2004 are based upon our understanding of the on-going development activities related to ANA380 being performed by LGLS and information provided to the Company by LGLS related to the costs that they have incurred related to the development of ANA380. Our share of the joint development costs of ANA380 may fluctuate based upon the following factors: on-going negotiations with LGLS related to the collaboration, changes to the world-wide development plan of ANA380 and the composition of costs incurred by LGLS related to the development of ANA380.

5. Redeemable Convertible Preferred Stock and Stockholders’ Equity

     Redeemable Convertible Preferred Stock

     The Company completed an equity financing in which an aggregate of $38,325 was raised through the sale of Series C redeemable convertible preferred stock on June 20, 2002 and July 12, 2002. In November 2003, the Company sold 1,179,749 shares of Series C redeemable convertible preferred stock at a purchase price of $6.89 per share for total proceeds of $8,100, net of $22 of offering costs. The Series C redeemable preferred stock was sold at a price per share below the anticipated initial public offering price of the Company’s common stock. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company has recorded a deemed dividend on the Series C redeemable preferred stock of $6,942 during the year ended December 31, 2003, which is equal to the number of shares of Series C redeemable preferred stock sold times the difference between the anticipated initial public offering price and the Series C redeemable preferred stock price per share.

     In connection with the Company’s initial public offering, each share of Series C redeemable convertible preferred stock outstanding as of March 31, 2004 was automatically converted into common stock at a ratio of one share of common stock for 5.10 shares of Series C redeemable convertible preferred stock. This conversion resulted in the Company issuing 6,761,679 shares of common stock upon conversion.

     Convertible Preferred Stock

     In connection with the Company’s initial public offering, each share of Series A-1, A-2, A-3, A-4, A-5 and B of convertible preferred stock outstanding as of March 31, 2004 was automatically converted into common stock at a ratio of one share of common stock for approximately 11.92, 11.92, 10.62, 7.38, 3.36 and 2.35 shares of preferred stock, respectively. This conversion resulted in the Company issuing 6,519,467 shares of common stock upon conversion.

     Common Stock

     A portion of the outstanding shares of common stock has been issued to the Company’s founders, directors, employees and consultants of the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase the unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over four years. During 2004, the Company repurchased 13,508 shares of unvested common stock. No shares remain unvested as of December 31, 2004.

     In 2000 and 2001, the Company entered into restricted stock purchase agreements with certain individuals who joined the Company at the time as members of the Company’s management, Board of Directors or Scientific Advisory Board. These individuals were allowed to purchase a total of 44,160 shares in 2003 of restricted common stock at $0.05 per share. No restricted stock shares were issued during 2004 and 2002. The restricted stock vests based upon continued service to the Company, at 1/48th per month, with the unvested shares subject to repurchase by the Company, generally at the original purchase price. The Company has recorded the deferred compensation using the intrinsic value method for members of the Company’s management and board of directors and uses the Black-Scholes method for Scientific Advisory Board members, which is being amortized over the vesting period. At December 31, 2004, no shares of common stock were unvested and subject to repurchase by the Company.

     Changes in Capitalization

     On October 25, 2003, conditioned upon the effectiveness of the Company’s initial public offering, the Company’s Board of Directors approved the filing of an amended and restated certificate of incorporation to provide for authorized capital stock of 90,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

     On March 18, 2004, the Company effected a 1 for 5.1 reverse stock split of its outstanding common stock. The consolidated financial statements give retroactive effect to the reverse stock split for all share information for all periods presented.

     In conjunction with the closing of the Company’s initial public offering and subsequent to effecting its reverse stock split, the Company has restated its par value of its common stock from $0.01 to $0.001. The consolidated financial statements give retroactive effect to the restatement of the common stock par value for all periods presented.

     Warrants

     In 2002, in connection with the Company’s Series C redeemable preferred stock financing, the Company issued warrants to the placement agents of the financing as a component of the placement agents’ fee. Based on the fee arrangement, the Company issued a warrant to purchase 319,331 shares of Series C redeemable preferred stock to SG Cowen Securities Corporation and a warrant to purchase 79,832 shares of Series C redeemable preferred stock to Bear, Stearns & Co. Inc., each at an initial exercise price of $1.35 per share. The warrants expire on July 12, 2007. The Company ascribed an aggregate value of approximately $327 to such warrants, which was recorded as a reduction of the face value of the Series C redeemable preferred stock with periodic accretion up to its full value on the redemption date. In conjunction with the Company’s initial public offering, the warrants to purchase 319,381 and 79,832 shares of Series C redeemable preferred stock was converted into a warrant to purchase 62,624 and 15,653 shares of common stock, respectively, with an exercise price of $6.87.

     In 2002, in connection with the Company’s establishment of a line of credit with GATX, the Company issued a warrant to GATX to purchase 96,564 shares of Series C redeemable preferred stock at an initial exercise price of $1.35 per share. The warrant expires on December 17, 2012. In conjunction with the Company’s initial public offering, the warrant to purchase 96,554 shares of Series C redeemable preferred stock was converted into a warrant to purchase 18,934 shares of common stock with an exercise price of $6.87. The Company ascribed an aggregate value of approximately $115 to such warrant, which is being amortized to interest expense over the life of the lease financing.

     In 2003, in connection with the Company’s establishment of a line of credit with GE, the Company issued a warrant to GE to purchase 28,227 shares of Series C redeemable preferred stock at an initial exercise price of $1.35 per share. The warrant expires on March 26, 2006. In conjunction with the Company’s initial public offering, the warrant to purchase 28,227 shares of Series C redeemable preferred stock was converted into a warrant to purchase 5,535 shares of common stock with an exercise price of 6.87. The Company ascribed an aggregate value of approximately $50 to such warrant, which is being amortized to interest expense over the life of the lease financing.

     In 2004, in connection with the Company’s lease of its corporate headquarters and research and development facility, the Company issued a warrant to purchase 150,000 shares of Series C redeemable preferred stock at an initial exercise price of $1.35 per share. The warrant expires on February 23, 2009 In conjunction with the Company’s initial public offering, the warrant to purchase 150,000 shares of Series C redeemable preferred stock was converted into a warrant to purchase 29,412 shares of common stock with an exercise price of $6.87. The Company ascribed an aggregate value of approximately $272 to such warrant, which is being amortized to rent expense over the life of the lease.

     As of December 31, 2004, the Company had 375,697 warrants to purchase common stock outstanding with exercise prices ranging from $6.87 to $28.22. These warrants expire at various times between March 25, 2006 through December 17, 2012.

     Stock Options

     In 2002, the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”). In connection with the adoption of the 2002 Plan, the Company’s 1994 Stock Option Plan and 1998 Equity Incentive Plan (collectively, the “Prior Plans”) were amended and restated into the 2002 Plan. All options that were previously granted under the Prior Plans were governed by the 2002 Plan and the Prior Plans no longer existed as individual plans. The 2002 Plan provided for the issuance of incentive stock options to officers and other employees of the Company and non-qualified stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company.

     Upon the effectiveness of the initial public offering, the 2004 Equity Incentive Plan (the “2004 Plan”) was adopted. The initial share reserve under the 2004 Plan was equal to the number shares of common stock reserved under the 2002 Plan that remained available for future stock awards upon the effectiveness of the IPO. Options granted under the 2002 Plan continue to be governed by the provisions of the 2002 Plan.

     The total number of shares, which remain issuable under the 2004 Plan, is 283,242 at December 31, 2004. The options are exercisable at various dates and will expire no more than ten years from their date of grant, or in the case of certain non-qualified options, fifteen years from the date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years. Unvested incentive stock options are not subject to repurchase.

     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the “NEDSOP Plan”) was adopted with a reserve of 125,000 shares of common stock. The number of shares in reserve for issuance under the Purchase Plan was increased by 125,000 shares of common stock on November 19, 2004. The total number of shares, which remain issuable under the NEDSOP Plan, is 196,333 at December 31, 2004. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.

     The following table summarizes information about stock options outstanding under the 2004 Plan and the NEDSOP Plan at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$2.95-$4.99	1,493,498	8.2	$2.95	613,344	$2.95
$5.00-$7.00	823,756	9.4	$6.03	84,084	$6.78
$7.01-$8.20	47,900	9.5	$7.48	—	$—

	2,365,154			697,428

     A summary of the Company’s stock option activity and related information is as follows:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2001	647,968	$3.58
Granted	142,449	2.95
Exercised	(2,680)	2.95
Cancelled	(80,514)	3.22

Balance at December 31, 2002	707,223	3.50
Granted	581,527	2.95
Exercised	(8,984)	2.95
Cancelled	(122,319)	3.00

Balance at December 31, 2003	1,157,447	3.28
Granted	1,451,947	4.66
Exercised	(145,156)	2.95
Cancelled	(99,084)	3.20

Balance at December 31, 2004	2,365,154	$4.12

     Common stock reserved for future issuance at December 31, 2004 are as follows:

December 31, 2004
Warrants	375,697
Stock options under the Company’s Plans:
Granted and outstanding	2,365,154
Reserved for future grant	479,575

3,220,426

     Employee Stock Purchase Plan

     Upon the effectiveness of the Company’s initial public offering, the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted with an initial reserve of 150,000 shares of common stock. The number of shares in reserve for issuance under the Purchase Plan was increased by 334,000 shares of common stock on November 19, 2004. Employees may purchase common stock under the Purchase Plan every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months with the exception of the first offering period, which began on April 1, 2004 and will end on May 15, 2006, which is approximately 26 months. For the year ended December 31, 2004, 22,069 shares of common stock were issued under the Purchase Plan. As of December 31, 2004, 461,931 shares of common stock are available for issuance under the Purchase Plan. The weighted-average fair value of employee stock Purchase Plan purchases was $5.91 per share.

6. Related Party Transactions

     In December 1997, the Company issued 773,623 shares of Series A-4 preferred stock for $20,000 to BioChem Pharma, Inc. (“BioChem”). The Company also entered into a collaboration agreement with BioChem pursuant to which the Company was using BioChem’s technologies to identify drug candidates. The Company was responsible for all aspects of drug discovery and BioChem was responsible for preclinical and clinical development, and will retain worldwide commercialization rights. Any profits on any commercialized products emanating from these programs will be shared in accordance with the terms of the agreement. The Company also issued a warrant to purchase 91,085 shares of the Company’s common stock in connection with the transaction.

     During 2000, the Company made two advances of $148 each, with interest rates of prime (4.25% at December 31, 2002) plus 1.0%, to the Company’s President. One advance was due June 11, 2002, and the other was to mature December 14, 2001; the latter was forgiven in January 2001 by the Company’s Board of Directors and recorded as compensation expense. During 2002, the Company’s Board of Directors extended the maturity date of the remaining note to September 30, 2003. In January 2003, the second advance to the Company’s President was forgiven by the Company’s Board of Directors and recorded as compensation expense.

7. Income Taxes

     Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $59,396 and $45,103 has been established to offset the deferred tax assets, as realization of such assets is uncertain at December 31, 2004 and 2003, respectively.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$26,620	$40,329
Research and development credits	5,946	5,141
Depreciation and amortization	—	1,248
Non-qualified stock options	1,326	497
Capitalized research and development expense	24,059	—
Accruals	1,643	—
Other	245	125

Total deferred tax assets	59,839	47,340
Deferred tax liabilities:
Capital lease obligation, net	(443)	(2,237)

Total deferred tax liabilities	(443)	(2,237)

Net deferred tax assets	59,396	45,103
Valuation allowance for deferred tax assets	(59,396)	(45,103)

Net deferred taxes	$—	$—

     At December 31, 2004, the Company had federal and state tax net operating loss carryforwards of approximately $71,615 and $27,037, respectively. The federal and state loss carryforwards will begin expiring in 2007 and 2012, respectively, unless previously utilized. The difference between the federal and state loss carryforwards is primarily attributable to the capitalization of research and development expenses for state income tax purposes and the 50% and 60% limitation of state loss carryforwards. During the year ended December 31, 2004, the Company elected to capitalize prior years’ research and development expenses, which resulted in a corresponding reduction in its net operating losses. The Company also has federal and state research and development tax credit carryforwards of approximately $4,551 and $2,147, respectively. The federal and state research and development credits will begin expiring in 2007 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50%, which occur within a three-year period.

8. Savings Plan

     The Company has a retirement savings plan for all employees, subject to certain age requirements, pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute up to 15% of their salary, subject to a maximum annual statutory limit. The Company may make discretionary contributions and has made no contributions to date.

9. Unaudited Quarterly Results of Operations

     The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.

	First	Second	Third	Fourth
Fiscal year 2004	Quarter	Quarter	Quarter	Quarter
Revenues	$683	$214	$356	$509
Net loss	(7,442)	(10,948)	(7,041)	(7,548)
Net loss attributable to common shareholders	(7,617)	(10,948)	(7,041)	(7,548)
Basic and diluted net loss per share	(3.77)	(0.50)	(0.32)	(0.34)

	First	Second	Third	Fourth
Fiscal year 2003	Quarter	Quarter	Quarter	Quarter
Revenues	$562	$643	$527	$554
Net loss	(7,548)	(5,331)	(5,216)	(5,903)
Net loss attributable to common shareholders	(7,713)	(5,498)	(5,385)	(13,018)
Basic and diluted net loss per share	(6.00)	(3.92)	(3.54)	(9.24)