Form 10-Q
period 2005-03-31
ANADYS PHARMACEUTICALS INC
filed 2005-05-09
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER

ANADYS PHARMACEUTICALS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-3193172

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of common stock outstanding as of the close of business on May 1, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	22,362,839

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Anadys Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$6,196	$5,988
Securities available-for-sale	21,449	27,686
Accounts receivable	170	186
Prepaid expenses and other current assets	784	1,138

Total current assets	28,599	34,998

Property and equipment, net	3,877	4,030
Other assets, net	1,856	1,921

Total assets	$34,332	$40,949

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$6,031	$4,727
Current portion of long-term debt	1,141	1,310
Current portion of deferred rent	386	360
Deferred revenue	600	600

Total current liabilities	8,158	6,997

Long-term debt, net of current portion	1,008	1,193
Long-term portion of deferred rent	1,596	1,474

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2005 and December 31, 2004, respectively; no shares issued and outstanding at March 31, 2005 and December 31, 2004.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2005 and December 31, 2004; 22,360,691 and 21,726,681 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	22	22
Additional paid-in capital	200,039	199,990
Deferred compensation	(2,204)	(2,862)
Accumulated other comprehensive loss	(107)	(68)
Accumulated deficit	(174,180)	(165,797)

Total stockholders’ equity	23,570	31,285

Total liabilities and stockholders’ equity	$34,332	$40,949

See accompanying notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004, has been derived from audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Anadys Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts) (Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Collaborative agreements	$488	$683
Grants	75	—

Total revenues	563	683

Expenses:

Research and development	6,808	4,729
General and administrative	1,676	1,047
Stock-based compensation
Research and development	289	1,108
General and administrative	328	1,199

Total operating expenses	9,101	8,083

Interest income and other, net	252	18
Interest expense	(97)	(60)

Total interest income (expense)	155	(42)

Net loss	(8,383)	(7,442)

Accretion to redemption value of redeemable convertible preferred stock	—	(175)

Net loss applicable to common stockholders	$(8,383)	$(7,617)

Net loss per share, basic and diluted (1)	$(0.38)	$(3.77)

Shares used in calculating net loss per share, basic and diluted (1)	22,350	2,021

(1)	As a result of the conversion of the Company’s preferred stock into 13,330 shares of its common stock upon completion of the Company’s initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 2 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

Anadys Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Operating Activities
Net loss	$(8,383)	$(7,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376	318
Amortization of deferred compensation	594	2,141
Compensation related to restricted stock	—	148
Compensation related to stock option issuance	23	18
Rent expense related to warrants issued in connection with lease	12	—
Interest expense related to warrants issued in connection with debt	13	12
Changes in operating assets and liabilities:
Accounts receivable	16	455
Prepaid expenses and other current assets	354	422
Other assets, net	65	65
Accounts payable and accrued expenses	1,304	245
Deferred rent	148
Deferred revenue	—	(186)

Net cash used in operating activities	(5,478)	(3,804)
Investing Activities
Purchase of securities available-for-sale	(3,395)	—
Proceeds from sale of securities available-for-sale	9,593	1,033
Purchase of property and equipment	(223)	(101)

Net cash provided by investing activities	5,975	932
Financing Activities
Proceeds from sale of common stock, net of issuance costs	—	40,423
Proceeds from exercise of stock options	77	221
Proceeds from issuance of long-term debt	—	130
Principal payments on long-term debt	(366)	(282)

Net cash (used in) provided by financing activities	(289)	40,492

Net increase in cash and cash equivalents	208	37,620
Cash and cash equivalents at beginning of period	5,988	11,968

Cash and cash equivalents at end of period	$6,196	$49,588

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Accretion of costs on redeemable convertible preferred stock	$—	$175

Unrealized (loss) gain on securities available-for-sale	$(39)	$2

See accompanying notes to unaudited condensed consolidated financial statements.

Anadys Pharmaceuticals, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiary Anadys Pharmaceuticals Europe GmbH, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2005. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Net Loss Per Share

     The Company calculates basic and diluted net loss per share for all periods presented in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common share equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

     The net loss per share for the three months ended March 31, 2005 includes the full effect of the 13.3 million shares of our common stock issued upon conversion of our redeemable and convertible preferred stock in conjunction with our initial public offering. As a result of the issuance of these common shares on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the three months ended March 31, 2005 and 2004. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	For the Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(8,383)	$(7,442)
Accretion to redemption value of redeemable convertible preferred stock	—	(175)

Net loss applicable to common stockholders	$(8,383)	$(7,617)

Denominator:
Weighted average common shares	22,350	2,163
Weighted average unvested common shares subject to repurchase	—	(142)

Denominator for basic and diluted earnings per share	22,350	2,021

Basic and diluted net loss per share	$(0.38)	$(3.77)

Pro forma:
Numerator:
Net loss	$(8,383)	$(7,442)

Denominator:
Weighted average common shares used to calculate basic and diluted loss per share	22,350	2,021
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	13,133

Denominator for basic and diluted earnings per share	22,350	15,154

Pro forma basic and diluted net loss per share	$(0.38)	$(0.49)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Common stock subject to repurchase	—	90
Options to purchase common stock	2,373	1,705
Warrants	376	376

	2,749	2,171

3. Comprehensive Loss

     Comprehensive loss is comprised of net loss adjusted for changes in market values in available-for-sale securities. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net loss	$(8,383)	$(7,442)
Unrealized gain on available-for-sale securities	(39)	2

Comprehensive loss	$(8,422)	$(7,440)

4. Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.

     The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net loss applicable to common stockholders	$(8,383)	$(7,617)

Add: Stock-based employee compensation included in reported net loss	617	2,130

Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,071)	(1,442)

Pro forma net loss	$(8,837)	$(6,929)

Net loss per share:
Basic and diluted — as reported	$(0.38)	$(3.77)

Basic and diluted — pro forma	$(0.40)	$(3.43)

Assumptions used:
Risk-free interest rate	3.89%	2.98%
Dividend yield	0%	0%

Volatility factors of the expected market price of the Company’s common stock	70%	70%
Weighted-average expected life of option (years)	5	5

     The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net loss for future years.

5. Recent Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”), which is a revision of S FAS No. 123. This statement supercedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS No. 123R. The new standard is effective for annual periods beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R on January 1, 2006.

     The Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS No. 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported cost of revenues and operating expenses, however, it will have no impact on the Company’s cash flows. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

     We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule, anti-infective medicines for the treatment of hepatitis C virus, hepatitis B virus and certain bacterial infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, general research and development and preclinical and clinical testing of isatoribine, ANA975, which is an oral prodrug of our proprietary compound isatoribine, a Toll-Like Receptor 7 agonist, and our other product candidates. We have incurred significant operating losses since our inception in 1992 and our commencement of operations in 1994 and, as of March 31, 2005 our accumulated deficit was $174.2 million. We expect to incur substantial and increasing losses for at least the next several years as we:

•	Continue the development of ANA975 for the treatment of HCV and HBV;

•	Fund our portion of the global development costs of ANA380;

•	Continue the development of our other HCV, HBV and antibacterial product candidates;

•	Develop and scale-up products for clinical trials and potential commercialization;

•	Further our research and development programs;

•	Advance our preclinical candidates into clinical development;

•	Establish a commercial infrastructure;

•	Commercialize any product candidates that receive regulatory approval; and

•	Potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition. Our revenue recognition policies are in accordance with the SEC, Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Many of our collaboration agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. As of March 31, 2005, we do not have any revenue from royalties or significant milestone payments.

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

     Stock-based compensation. As permitted by the Statement of Financial Accounting Standards (“SFAS”), No. 123, Accounting for Stock-Based Compensation, we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and the Financial Accounting Standards Board (“FASB”), Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB 25. Pursuant to these guidelines, we measure the intrinsic value of the option or restricted stock award on its grant date as the difference between the purchase price of the restricted stock or the exercise price of employee stock options and the fair market value of our stock on the date of issuance or grant, and expense the difference, if any, over the vesting period of the option or restricted stock award.

     SFAS No. 123 requires stock-based compensation to be accounted for under the fair value method. If we adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our loss would have been materially impacted.

     Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognized over the related service period.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The effective date of the standard is for annual periods beginning after June 15, 2005. Upon adoption of this standard we expect that it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

Results of Operations

Three Months Ended March 31, 2005 and 2004

     Revenue. We recorded revenues of $563,000 for the three months ended March 31, 2005 compared to $683,000 for the three months ended March 31, 2004. Revenue for the three months ended March 31, 2005 was attributable to revenues derived from our collaboration with Roche and to a lesser extend our Phase II SBIR grant with the National Institutes of Health and our collaboration with Daiichi. Revenue for the three months ended March 31, 2004 was attributable to our collaborations with Roche, Daiichi and Amgen. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including, but not limited to, the timing of agreements, the timing of the workflow under the agreements and our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.

     Research and Development Expenses. Research and development expenses were $6.8 million for the three months ended March 31, 2005 compared to $4.7 million for the three months ended March 31, 2004. The increase in research and development expenses during the quarter ended March 31, 2005 was the result of increased costs associated with the development of ANA975 including costs associated with compound manufacturing and toxicology studies. In addition, research and development expenses for the quarter ended March 31, 2005 included costs associated with our Phase I clinical trial for ANA975, which was initiated during the quarter. The clinical trial was initiated in January 2005 and is designed to evaluate the safety, tolerability and pharmacokinetics of ANA975 in healthy volunteers.

     The following summarizes our research and development expenses for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
	(In thousands)
Direct external costs:
Isatoribine family of compounds, excluding ANA975	$424	$675
ANA975	2,289	—
ANA380	131	500
Unallocated direct internal costs	789	328
Unallocated indirect internal costs and overhead	3,175	3,726

Total research and development	$6,808	$4,729

     General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended March 31, 2005 compared to $1.0 million for the three months ended March 31, 2004. The $700,000 increase from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily related to an increase in our Directors and Officers insurance premium as a result of our initial public offering which was completed on March 31, 2004 and an increase in personnel expenses.

     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In connection with the grant of stock options to employees, we recorded deferred stock-based compensation as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $617,000 for the three months ended March 31, 2005 compared to $2.3 million for the three months ended March 31, 2004.

     Interest Income and Other, net. Interest income was $252,000 for the three months ended March 31, 2005 compared to $18,000 for the three months ended March 31, 2004. The Company received $43.7 million during March and April 2004 as a result of our initial public offering. The proceeds from our initial public offering were invested in short-term marketable securities. The increase in interest income was the result of the overall increase in our average short-term marketable securities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Our ending cash, cash equivalents, and securities available-for-sale balance was $27.6 million at March 31, 2005.

     Interest Expense. Interest expense was $97,000 for the three months ended March 31, 2005, which was relatively consistent with the interest expense of $60,000 for the three months ended March 31, 2004.

Liquidity and Capital Resources

     As of March 31, 2005, we had cash, cash equivalents, and securities available-for-sale of $27.6 million. To date, we have funded our operations primarily through the sale of equity securities as well as through equipment financing. Through March 31, 2005, we had received approximately $171.2 million from the sale of equity securities. In addition, as of March 31, 2005, we had financed through loans the purchase of equipment totalling approximately $9.7 million, of which $2.2 million in loans was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 10.0% and are due in monthly installments through October 2008.

     Cash Flows from Operating Activities and Investing Activities:

     Our condensed consolidated statements of cash flows are summarized as follows:

	Three Months ended March 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(5,478)	$(3,804)

Cash provided by investing activities

Purchase of securities available-for-sale	$(3.395)	$—
Proceeds from sale of securities available-for-sale	9,593	1,033
Purchase of property and equipment	(223)	(101)

Net cash provided by investing activities	$5,975	$932

     Cash flows used in operating activities increased by $1.7 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase was primarily a result of our increased net loss from the three months ended March 31, 2004 to the three months ended March 31, 2005 offset by the $1.5 million decrease in amortization of deferred compensation from employee stock options.

     Cash flows provided by investing activities increased by $5.0 million from the three months ended March 31, 2005 to the three months ended March 31, 2004. The increase was primarily the result of the proceeds from our sale of securities available-for-sale during the three months ended March 31, 2005 to fund the on-going operations of the Company.

     Cash Flows from Financing Activities:

     Our condensed consolidated statements of cash flows are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash (used in) provided by financing activities
Proceeds from sale of common stock, net of issuance costs	$—	$40,423
Proceeds from exercise of stock options and employee stock purchase plan	77	221
Proceeds from long-term debt	—	130
Principal payments on long-term debt	(366)	(282)

Net cash (used in) provided by financing activities	$(289)	$40,492

     Cash flows provided by financing activities decreased by $40.8 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase was primarily a result of the proceeds from our initial public offing of $40.4 million during the three months ended March 31, 2004.

     Aggregate Contractual Obligations

     The following summarizes our long-term contractual obligations as of March 31, 2005 (in thousands):

		Less than	2006 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$7,766	$1,599	$5,522	$645	$—
Equipment financing	2,210	1,155	1,055	—	—
Minimum royalty commitment	1,025	—	125	100	800

	$11,001	$2,754	$6,701	$745	$800

     We also enter into agreements with clinical sites that conduct our clinical trials. We make payments to sites based upon the number of patients enrolled and the length of their participation in the trials. For the three months ended March 31, 2005 and 2004, we had made aggregate payments of $20,000 and $352,000 respectively, to clinical sites in connection with our Phase I clinical trials for isatoribine and Phase I clinical trials for ANA971. The majority of our clinical costs are related to the accrual and on-going costs of patients entering our clinical trials as well as the manufacturing of compounds to be used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up.

   Overview of Financial Position and Future Cash Requirements

     Our condensed consolidated balance sheet as of March 31, 2005, compared to our condensed consolidated balance sheet as of December 31, 2004, was impacted by the following:

•	The decrease in cash, cash equivalents and securities available-for-sale of $6.0 million was primarily the result of our cash requirements to fund the operations of the Company; and

•	The increase in accounts payable and accrued expenses of $1.3 million was primarily the result of an increase in our costs associated with on-going drug development and on-going clinical costs associated with ANA975, ANA380, isatoribine and other drug discovery programs.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380 or ANA975; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

     We expect to continue to record costs associated with our joint development of ANA380 with LG Life Sciences, Ltd. (“LGLS”). For the year ended December 31, 2004, we recorded $750,000 as a component of research and development expense, which represented an estimate of our share of expenses incurred by LGLS related to the clinical development of ANA380. This accrual has remained unchanged as of March 31, 2005. We are continuing to work with LGLS to develop a global clinical development plan for ANA380. We continue to estimate our portion of joint development costs based on information provided to the Company by LGLS and based upon our expectation of the global clinical development plan for ANA380. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. In addition, we may be required to make additional milestone payments totalling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in its sales territory to LGLS and will receive royalties on any product sales in China from LGLS.

     We believe that our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our current collaborations, will be sufficient to meet our projected operating requirements into the second quarter of 2006. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

     As of March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

     We have incurred net operating losses since our incorporation in 1992 and through March 31, 2005 we have an accumulated deficit of $174.2 million. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA975. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating significant continuing revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to expand the clinical trial program for ANA975, fund our share of the development costs of ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	Demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	Manufacturing sufficient quantities or producing drug meeting our quality standards of a product candidate;

•	obtaining approval of an IND application or proposed trial design from the FDA; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

     We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. For example, we have filed a registration statement on Form S-3 with the SEC to sell from time to time up to $75,000,000 of common stock. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products.

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

     We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. We increased the number of our full-time employees from 21 as of December 31, 2000 to 85 as of March 31, 2005, which has placed a strain on our managerial, operational and financial resources. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.

     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV and RNA biology and chemistry. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President, Chief Executive Officer and a director. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we lose Dr. Xanthopoulos, Stephen T. Worland, Ph.D., our Executive Vice President, Research and Development, or other members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Our quarterly results and stock price may fluctuate significantly.

     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the status of development of ANA380, ANA975 and our other product candidates, including results of preclinical studies and clinical trials;

•	our recommendation of additional compounds for preclinical development;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into or have entered into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	our collaborators’ termination of any of our collaborative, licensing or other arrangements, or any disputes regarding such arrangements;

•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.

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

     Similarly, ANA380 is also subject to competition in the treatment of HBV from other products already approved and on the market. Current small molecule treatments for HBV include lamivudine (Zeffix/Epivir HBV) from GlaxoSmithKline, and adefovir (Hepsera) from Gilead. Recently, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread) an approved HIV compound from Gilead is expected to pursue trials to gain a label claim for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of antibacterials. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.

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

     The market price for our common stock is likely to be volatile, in part because our shares have only recently begun to be traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of our product candidates, including results of our clinical trials for ANA975 and ANA380;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles including the implementation of SFAS No. 123R, Share-Based Payment, which we are planning to adopt effective January 1, 2006. Upon adoption of this standard we expect that it will have a negative impact on our operating losses and potential earnings in future periods;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.

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

Item 4. Controls and Procedures

     Our Chief Executive Officer and Vice President, Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Vice President, Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 25, 2004, the Registration Statement on Form S-1 (Reg. No. 333-110528) (the “Registration Statement”) we filed to register our Common Stock in our initial public offering was declared effective by the Securities and Exchange Commission.

     We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of March 31, 2005, the $23.7 million of net proceeds which remain available are primarily invested in short-term marketable securities.

     The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on March 26, 2004.

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION
31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Vice President, Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ Chief Executive Officer and Vice President, Finance and Principal Accounting Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005	ANADYS PHARMACEUTICALS, INC.

By: /s/ Kleanthis G. Xanthopoulos

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

By: /s/ Jennifer K. Crittenden

Jennifer K. Crittenden
Vice President, Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Vice President, Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ Chief Executive Officer and Vice President, Finance and Principal Accounting Officer