Form 10-Q
period 2005-06-30
ANADYS PHARMACEUTICALS INC
filed 2005-08-12
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
      (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
COMMISSION FILE NUMBER
ANADYS PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	22-3193172 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3115 Merryfield Row San Diego, California (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92121 (ZIP CODE)
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
Yes            ☑            No            ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            ☐            No            ☑
The number of shares of common stock outstanding as of the close of business on August 10, 2005:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,317,668

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Anadys Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$9,992	$5,988
Securities available-for-sale	11,386	27,686
Accounts receivable	133	186
Prepaid expenses and other current assets	894	1,138

Total current assets	22,405	34,998

Property and equipment, net	3,564	4,030
Other assets, net	1,780	1,921

Total assets	$27,749	$40,949

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$4,967	$4,727
Current portion of long-term debt	1,017	1,310
Current portion of deferred rent	407	360
Deferred revenue	131	600

Total current liabilities	6,522	6,997

Long-term debt, net of current portion	1,043	1,193
Long-term portion of deferred rent	1,597	1,474
Long-term portion of deferred revenue	844	—

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; no shares issued and outstanding at June 30, 2005 and December 31, 2004.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2005 and December 31, 2004; 22,558,250 and 22,334,521 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	23	22
Additional paid-in capital	200,529	199,990
Deferred compensation	(1,513)	(2,862)
Accumulated other comprehensive loss	(57)	(68)
Accumulated deficit	(181,239)	(165,797)

Total stockholders’ equity	17,743	31,285

Total liabilities and stockholders’ equity	$27,749	$40,949

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2004, has been derived from audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Anadys Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:

Collaborative agreements	$438	$214	$926	$896
Grants	143	—	217	—

Total revenues	581	214	1,143	896

Expenses:

Research and development	5,656	8,456	12,464	13,185
General and administrative	1,576	1,512	3,252	2,558
Stock-based compensation:
Research and development	251	631	539	1,830
General and administrative	254	605	582	1,713

Total operating expenses	7,737	11,204	16,837	19,286

Interest income and other, net	205	103	456	121
Interest expense	(107)	(61)	(204)	(121)

Net interest income and other	98	42	252	—

Net loss	(7,058)	(10,948)	(15,442)	(18,390)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(175)

Net loss applicable to common stockholders	$(7,058)	$(10,948)	$(15,442)	$(18,565)

Net loss per share, basic and diluted (1)	$(0.31)	$(0.50)	$(0.69)	$(1.54)

Shares used in calculating net loss per share, basic and diluted (1)	22,426	22,094	22,388	12,058

(1)	As a result of the conversion of the Company’s preferred stock into 13,330 shares of its common stock upon completion of the Company’s initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. See Note 2 for the calculation of pro forma basic and diluted net loss per share calculation for the periods presented.
See accompanying notes to unaudited condensed consolidated financial statements.

Anadys Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Operating Activities
Net loss	$(15,442)	$(18,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	780
Amortization of deferred compensation	1,060	3,285
Compensation related to restricted stock	—	219
Compensation related to stock option issuance	63	38
Rent expense related to warrants issued in connection with lease	24	4
Interest expense related to warrants issued in connection with debt	26	25
Loss on sale of property and equipment	—	24
Changes in operating assets and liabilities:
Accounts receivable	53	457
Prepaid expenses and other current assets	244	(828)
Other assets, net	141	(1,229)
Accounts payable and accrued expenses	240	522
Deferred revenue	375	57
Deferred rent	170	(400)

Net cash used in operating activities	(12,300)	(15,436)
Investing Activities
Purchase of securities available-for-sale	(3,395)	(30,050)
Proceeds from sale and maturity of securities available-for-sale	19,706	1,033
Purchase of property and equipment	(280)	(283)
Proceeds from the sale of property and equipment	—	35

Net cash provided by (used in) investing activities	16,031	(29,265)
Financing Activities
Proceeds from sale of common stock, net of issuance costs	—	43,745
Proceeds from exercise of stock options and employee stock purchase plan	740	234
Proceeds from issuance of long-term debt	277	130
Principal payments on long-term debt	(744)	(565)

Net cash provided by financing activities	273	43,544

Net increase (decrease) in cash and cash equivalents	4,004	(1,157)
Cash and cash equivalents at beginning of period	5,988	11,968

Cash and cash equivalents at end of period	$9,992	$10,811

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Accretion of costs on redeemable convertible preferred stock	$—	$175

Unrealized (loss) gain on securities available-for-sale	$11	$(49)

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
     The net loss per share for the three and six months ended June 30, 2005 includes the full effect of the 13.3 million shares of our common stock issued upon conversion of our redeemable and convertible preferred stock in conjunction with our initial public offering. As a result of the issuance of these common shares on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the six months ended June 30, 2005 and 2004. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted-average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Actual:
Numerator:
Net loss	$(7,058)	$(10,948)	$(15,442)	$(18,390)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(175)

Net loss applicable to common stockholders	$(7,058)	$(10,948)	$(15,442)	$(18,565)

Denominator:
Weighted-average common shares	22,426	22,141	22,388	12,152
Weighted-average unvested common shares subject to repurchase	—	(47)	—	(94)

Denominator for basic and diluted earnings per share	22,426	22,094	22,388	12,058

Basic and diluted net loss per share	$(0.31)	$(0.50)	$(0.69)	$(1.54)

Pro forma:
Numerator:
Net loss	$(7,058)	$(10,948)	$(15,442)	$(18,390)

Denominator:
Weighted-average common shares used to calculate basic and diluted loss per share	22,426	22,094	22,388	12,058
Pro forma adjustments to reflect weighted-average effect of assumed conversion of preferred stock	—	—	—	6,567

Denominator for basic and diluted earnings per share	22,426	22,094	22,388	18,625

Pro forma basic and diluted net loss per share	$(0.31)	$(0.50)	$(0.69)	$(0.99)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Common stock subject to repurchase	—	20
Options to purchase common stock	2,086	1,720
Warrants	376	376

	2,462	2,116

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss	$(7,058)	$(10,948)	$(15,442)	$(18,390)
Unrealized gain (loss) on securities available-for-sale	50	(51)	11	(49)

Comprehensive loss	$(7,008)	$(10,999)	$(15,431)	$(18,439)

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
     The following pro forma information regarding net loss and net loss per share has been determined as-if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options granted during the three and six months ended June 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option valuation model with the assumptions stated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss applicable to common stockholders	$(7,058)	$(10,948)	$(15,442)	$(18,565)
Add: Stock-based employee compensation included in reported net loss	465	1,236	1,060	3,542
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(942)	(1,540)	(1,978)	(2,982)

Pro forma net loss	$(7,535)	$(11,252)	$(16,360)	$(18,005)

Net loss per share:
Basic and diluted — as reported	$(0.31)	$(0.50)	$(0.69)	$(1.54)

Basic and diluted — pro forma	$(0.34)	$(0.51)	$(0.73)	$(1.49)

Assumptions used:
Risk-free interest rate	3.87%	3.74%	3.88%	3.03%
Dividend yield	0%	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	70%	70%	70%	70%
Weighted-average expected life of option (years)	5	5	5	5
     The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net loss for future years.

5. Licensing and Co-Development Agreement
     On June 1, 2005, the Company entered into a License and Co-Development Agreement (“the Agreement”) with Novartis International Pharmaceutical Ltd., a Novartis AG company, (“Novartis”) for the development and potential commercialization of ANA975 and potentially additional Toll-Like Receptor (“TLR7”) oral prodrugs for chronic hepatitis C virus (“HCV”) and hepatitis B virus (“HBV”) infections, as well as other potential infectious disease indications. Under the agreement, the parties will collaborate to develop one or more isatoribine prodrugs or other TLR7 compounds for the treatment of HCV and HBV. Novartis will have exclusive worldwide rights to such compounds, subject to the Company’s co-promotion option in the United States, described below. The effectiveness of the Agreement was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). The waiting period under the HSR Act expired, and as a result the Agreement became effective on July 7, 2005.
     Under the collaboration, the Company received (in July 2005) an upfront payment of $20 million and could receive up to an additional $550 million for achievement of specified development, regulatory and sales milestones, including a $10 million payment due following an accepted Investigational New Drug (“IND”) for ANA975. In July 2005 the Company filed an IND with the United States Food and Drug Administration (FDA) for ANA975. The Company expects to receive a response by late August as to whether the submission will be accepted by the FDA. If accepted, the Company will receive a $10 million milestone payment from Novartis and the Company would expect to begin Phase I clinical trials of ANA975 in the United States before the end of 2005. The Company will defer the up-front license fee of $20 million and will recognize it into revenue on a straight-line basis over the estimated development period of ANA975.
     Novartis will fund 80.5% of the development costs of the lead product candidate, and the Company will fund 19.5% of such development costs, subject to certain limitations. Development under the collaboration will be overseen by committees with equal representation by the parties, with Novartis having the final right to make certain decisions. If a product is approved for sale, the Company is also eligible to receive royalties that will increase with increasing levels of sales of marketed products, subject to reduction to account for payments made by Novartis to third parties for any required licenses and for generic competition in certain circumstances. In addition, the Company has the option to co-promote the lead product in the United States for the HCV and HBV indications. If the Company exercises its co-promotion option, it will fund 35% of the U.S. commercialization costs for the lead product, subject to certain limitations, and receive 35% of profits from U.S. sales of the lead product instead of royalties on U.S net sales for the HCV and HBV indications. In either case the Company will receive royalties on net sales of products outside the U.S.
     In addition, the Company has granted Novartis a time-limited exclusive option to evaluate and potentially license its rights to ANA380, a compound currently in Phase II clinical trials that is in joint development with LG Life Sciences.
     The agreement will continue until the expiration of all of Novartis’ royalty payment obligations, except with respect to a product being co-promoted which shall continue for so long as there is a valid patent claim covering the product in the U.S., unless the agreement is terminated earlier by either party. Novartis and the Company each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. If Novartis terminates the agreement for material breach by the Company, Novartis’ licenses under the agreement will continue subject to milestone and royalty payment obligations. If the Company terminates the agreement for material breach by Novartis, all rights to the compounds developed under the collaboration (other than any Novartis-owned TLR7 agonists) will revert to the Company. Further, Novartis may terminate the agreement without cause or in connection with a change of control of the Company, in which event all rights to the compounds developed under the collaboration (other than any Novartis-owned TLR7 agonists) will revert to the Company. Alternatively, in the event of a change of control of the Company, Novartis may terminate only the co-development program and co-promote option under the agreement, in which event the other provisions of the agreement will remain in effect, including Novartis’ licenses and its obligations to make royalty and milestone payments.
6. Recent Accounting Pronouncement
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
7. Subsequent Event
     On August 10, 2005, the Company completed a public offering in which the Company sold 5,750,000 shares of common stock, including 750,000 shares issued upon the exercise of an option granted to the underwriters to cover over-allotments, at a public offering price of $12.40 per share. The Company received net proceeds of approximately $66.7 million after deducting underwriting discounts and commissions and before deducting offering expenses.

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
Overview
     We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule medicines for the treatment of hepatitis C virus, hepatitis B virus and other serious infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, general research and development and preclinical and clinical testing of isatoribine, ANA975, which is an oral prodrug of isatoribine, and our other product candidates. In June 2005, we entered into a global license and co-development agreement with Novartis AG to develop, manufacture and commercialize ANA975 and potentially additional Toll-Like Receptor 7 oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications. In addition, our therapeutic platform, which includes core capabilities in Toll-Like Receptor-based small molecules and structure-based drug design, is designed to advance a pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of June 30, 2005, our accumulated deficit was $181.2 million. We expect to incur substantial and increasing losses for at least the next several years as we:
•	Fund our portion of the development of ANA975 for the treatment of HCV and HBV;

•	Fund our portion of the global development costs of ANA380;

•	Continue the development of our other product candidates;

•	Advance our preclinical candidates into clinical development;

•	Develop and scale-up products for clinical trials and potential commercialization;

•	Further our research and development programs;

•	Establish a commercial infrastructure;

•	Commercialize any product candidates that receive regulatory approval; and

•	Potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition. Our revenue recognition policies are in accordance with the SEC, Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Many of our collaboration agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. As of June 30, 2005, we do not have any revenue from royalties or significant milestone payments.
     Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level to before the milestone achievement and (iii) the milestone is not refundable or creditable. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with our future performance are recognized when received. Amounts received for research funding are recognized as revenues as the services are performed. Amounts received for research funding for a specific number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project.
     Drug Development Costs. We account for certain compound manufacturing costs, clinical trial site costs, joint development costs and drug development costs by estimating the services incurred but not reported. We review and accrue drug development costs based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. These costs and estimates vary based on the type of clinical trial, the site of the clinical trial and the length of treatment period for each subject as well as other factors. Drug development costs are subject to revisions as trials and studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our statement of operations. The effective date of the standard is for annual periods beginning after June 15, 2005. Upon adoption of this standard we expect that it will have a significant impact on our statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

Results of Operations
Three Months Ended June 30, 2005 and 2004
     Revenue. We recorded revenues of $581,000 for the three months ended June 30, 2005 compared to $214,000 for the three months ended June 30, 2004. Revenue for the three months ended June 30, 2005 was attributable to revenues derived from our collaboration with Roche and to a lesser extent our Phase II SBIR grant from the National Institutes of Health. Revenue for the three months ended June 30, 2004 was attributable to our collaborations with Daiichi and Amgen. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including, but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $5.7 million for the three months ended June 30, 2005 compared to $8.5 million for the three months ended June 30, 2004. The decrease in research and development expenses was primarily a result of the inclusion of a $4.0 million license fee paid to LG Life Sciences due in connection with the execution of our joint development and license agreement in our research and development expenses during the three months ended June 30, 2004. This decrease was offset by increased costs associated with the development of ANA975 including costs associated with compound manufacturing and toxicology studies. In addition, research and development expenses for the quarter ended June 30, 2005 included $478,000 of costs associated with our Phase I clinical trial for ANA975, which was initiated during January 2005. The clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of ANA975 in healthy volunteers.
     The following summarizes our research and development expenses for the three months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005	2004
	(In thousands)
Direct external costs:
Isatoribine and family of compounds, excluding ANA975	$132	$432
ANA975	1,765	177
ANA380	(20)	4,015
Unallocated direct internal costs	702	477
Unallocated indirect internal costs and overhead	3,077	3,355

Total research and development	$5,656	$8,456

     General and Administrative Expenses. General and administrative expenses were $1.6 million for the three months ended June 30, 2005, which was relatively consistent with the general and administrative expenses of $1.5 million for the three months ended June 30, 2004.
     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In conjunction with the Company’s initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate of fair value for stock options granted subsequent to July 1, 2002 through the date of our initial public offering. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per shares at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and are amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $505,000 for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004. We had no issuances of employee options or warrants during 2005 that required us to record stock-based compensation expenses.
     Interest Income and Other, net. Interest income was $205,000 for the three months ended June 30, 2005, which was relatively consistent with the interest income of $103,000 for the three months ended June 30, 2004.
     Interest Expense. Interest expense was $107,000 for the three months ended June 30, 2005, which was relatively consistent with the interest expense of $61,000 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004
     Revenue. We recorded revenues of $1.1 million for the six months ended June 30, 2005 compared to $896,000 for the six months ended June 30, 2004. Revenue for the six months ended June 30, 2005 was attributable to revenues derived from our collaboration with Roche and to a lesser extent our collaboration with Daiichi and our Phase II SBIR grant from the National Institutes of Health. Revenue for the six months ended June 30, 2004 was attributable to our collaborations with Daiichi and Roche and to a lesser extent our collaboration with Amgen. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including, but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $12.5 million for the six months ended June 30, 2005 compared to $13.2 million for the six months ended June 30, 2004. The decrease in research and development expenses was primarily a result of the inclusion of a $4.0 million license fee paid to LG Life Sciences in our research and development expense during the six months ended June 30, 2004. This decrease was offset by increased costs associated with the development of ANA975 including costs associated with compound manufacturing and toxicology studies. In addition, research and development expenses for the six months ended June 30, 2005 included costs associated with our Phase I clinical trial for ANA975.
     The following summarizes our research and development expenses for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30,
	2005	2004
	(In thousands)
Direct external costs:
Isatoribine and family of compounds, excluding ANA975	$556	$1,063
ANA975	4,054	177
ANA380	111	4,520
Unallocated direct internal costs	1,490	954
Unallocated indirect internal costs and overhead	6,253	6,471

Total research and development	$12,464	$13,185

     General and Administrative Expenses. General and administrative expenses were $3.3 million for the six months ended June 30, 2005 compared to $2.6 million for the six months ended June 30, 2004. The $700,000 increase from the six months ended June 30, 2004 to the six months ended June 30, 2005 was primarily related to an increase in our Directors and Officers insurance premium as a result of our initial public offering which was completed in March 2004 and an increase in personnel expenses.
     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In conjunction with the Company’s initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate of fair value for stock options granted subsequent to July 1, 2002 through the date of our initial public offering. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per shares at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and are amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $1.1 million for the six months ended June 30, 2005 compared to $3.5 million for the six months ended June 30, 2004. We had no issuances of employee options or warrants during 2005 that required us to record stock-based compensation expenses.
     Interest Income and Other, net. Interest income was $456,000 for the six months ended June 30, 2005 compared to $121,000 for the six months ended June 30, 2004. The Company received $43.7 million during March and April 2004 as a result of our initial public offering, net of underwriting discounts and commissions and offering costs. The proceeds from our initial public offering were invested in short-term marketable securities. The increase in interest income was driven by the overall increase in the average balance of our short-term marketable securities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of the receipt of the proceeds from our initial public offering. Our ending cash, cash equivalents, and securities available-for-sale balance was $21.4 million at June 30, 2005.

     Interest Expense. Interest expense was $204,000 for the six months ended June 30, 2005, which was relatively consistent with the interest expense of $121,000 for the six months ended June 30, 2004.
Liquidity and Capital Resources
     As of June 30, 2005, we had cash, cash equivalents, and securities available-for-sale of $21.4 million. To date, we have funded our operations primarily through the sale of equity securities as well as through equipment financing. Through June 30, 2005, we had received approximately $171.3 million from the sale of equity securities. In addition, as of June 30, 2005, we had financed through loans the purchase of equipment totalling approximately $10.0 million, of which $2.1 million in loans was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 10.0% and are due in monthly installments through June 2009.
Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(12,300)	$(15,436)

Cash provided by (used in) investing activities:

Purchase of securities available-for-sale	$(3,395)	$(30,050)
Proceeds from sale and maturity of securities available-for-sale	19,706	1,033
Purchase of property and equipment	(280)	(283)
Proceeds from the sale of property and equipment	—	35

Net cash provided by (used in) investing activities	$16,031	$(29,265)

     Cash flows used in operating activities decreased by $3.1 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. The decrease was primarily a result of the inclusion of a $4.0 million licensing fee paid to LG Life Sciences due in connection with the execution of our joint development and license agreement in our net loss during the six months ended June 30, 2004.
     Cash flows provided by (used in) investing activities increased by $45.3 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increase was primarily the result of the receipt of $43.7 million from our initial public offering during the six months ended June 30, 2004 which were invested in securities available-for-sale offset by the use of the proceeds from our sale and maturity of securities available-for-sale during the six months ended June 30, 2005 to fund the on-going operations of the Company.

     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash provided by financing activities:
Proceeds from sale of common stock, net of issuance costs	$—	$43,745
Proceeds from exercise of stock options and employee stock purchase plan	740	234
Proceeds from long-term debt	277	130
Principal payments on long-term debt	(744)	(565)

Net cash provided by financing activities	$273	$43,544

     Cash flows provided by financing activities decreased by $43.3 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. The decrease was primarily a result of the receipt of $43.7 million from our initial public offering during the six months ended June 30, 2004.
     Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of June 30, 2005 (in thousands):

		Less than	2006 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$7,471	$1,744	$5,559	$168	$—
Equipment financing	2,109	1,065	976	68	—
Minimum royalty commitment	1,025	—	225	200	600

	$10,605	$2,809	$6,760	$436	$600

     We also enter into agreements with clinical sites and contract research organizations that conduct our clinical trials. We generally make payments to these entities based upon the number of patients enrolled and the length of their participation in the trials. To date, the majority of our clinical costs have been related to the costs of patients entering our clinical trials as well as the manufacturing of compounds to be used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up. Our portion of the costs will also be influenced by the pace and timing of the development activities conducted under our joint development agreements with our collaborators, including Novartis and LG Life Sciences. At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the total costs we will incur in the continued development of our clinical candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. While currently we are focused on advancing each of our discovery, pre-clinical and clinical programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which currently un-partnered product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.
     We expect our development expenses to be substantial and to increase as we continue the advancement of our development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

  Overview of Financial Position and Future Cash Requirements
     Our condensed consolidated balance sheet as of June 30, 2005, compared to our condensed consolidated balance sheet as of December 31, 2004, was primarily impacted by the decrease in cash, cash equivalents and securities available-for-sale of $12.3 million which was utilized to fund the operations of the Company.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development agreements with our collaborators;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380 or ANA975; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     We expect to continue to record costs associated with our development of ANA380 with LG Life Sciences, Ltd. (“LGLS”). For the year ended December 31, 2004, we recorded $750,000, as a component of research and development expense, which represented an estimate of our share of expenses incurred by LGLS related to the clinical development of ANA380. During the three months ended June 30, 2005, we paid $524,000 to LGLS for our share of expenses incurred by LGLS during 2004 related to the clinical development of ANA380. The remaining accrual for 2004 of $226,000 was recorded as a reduction to research and development expense during the three months ended June 30, 2005.
     We are continuing to work with LGLS to develop a global clinical development plan for ANA380. We have recorded as a component of research and development expense our share of expenses incurred by LGLS, reduced by LGLS’s portion of our costs incurred during the six months ended June 30, 2005, related to the clinical development of ANA380. We continue to estimate our portion of joint development costs based on information provided to the Company by LGLS and based upon our expectation of the global clinical development plan for ANA380. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. In addition, we may be required to make additional milestone payments totalling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in its sales territory to LGLS and will receive royalties on any product sales in China from LGLS.
     On June 1, 2005, we entered into a License and Co-Development Agreement (“the Agreement”) with Novartis International Pharmaceutical Ltd., a Novartis AG company, for the development and potential commercialization of ANA975 and potentially additional Toll-Like Receptor (“TLR7”) oral prodrugs for chronic hepatitis C virus (“HCV”) and hepatitis B virus (“HBV”) infections, as well as other potential infectious disease indications. Under the agreement, the parties will collaborate to develop one or more isatoribine prodrugs or other TLR7 compounds for the treatment of HCV and HBV. Novartis will have exclusive worldwide rights to such compounds, subject to our co-promotion option in the United States, described below.
     During July 2005, we received an upfront payment of $20 million and could receive up to an additional $550 million for achievement of specified development, regulatory and sales milestones, including a $10 million payment due following an accepted Investigational New Drug (“IND”) submission for ANA975. In July 2005 we filed an IND with the United States Food and Drug Administration (“FDA”) for ANA975 and we expect to receive a response by late August as to whether the submission will be accepted by the FDA. If accepted, we will receive a $10 million milestone payment from Novartis and we would expect to begin Phase I clinical trials of ANA975 in the United States before the end of 2005.
     Novartis will fund 80.5% of the development costs of the lead product candidate, and we will fund 19.5% of such development costs, subject to certain limitations. Development under the collaboration will be overseen by committees with equal representation by the parties, with Novartis having the final right to make certain decisions. If a product is approved for sale, we are also eligible to receive royalties that will increase with increasing levels of sales of marketed products, subject to reduction to account for payments made by Novartis to third parties for any required licenses and for generic competition in certain circumstances. In addition, we have the option to co-promote the lead product in the United States for the HCV and HBV indications. If we exercise are co-promotion option, it will fund 35% of the U.S. commercialization costs for the lead product, subject to certain limitations, and receive 35% of profits from U.S. sales of the lead product instead of royalties on U.S net sales for the HCV and HBV indications. In either case we will receive royalties on net sales of products outside the U.S.
     We believe that our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our current collaborations, will be sufficient to meet our projected operating requirements for at least the next fiscal year. We expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, cash receipts from collaboration agreements and from equipment and leasehold improvement financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     As of June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
     We have incurred net operating losses since our incorporation in 1992 and through June 30, 2005 we have an accumulated deficit of $181.2 million. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA975. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating significant continuing revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to, fund our share of the development costs of ANA975 and ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for commercialization of one of our lead product candidates, and we may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, our drug development programs, will be seriously harmed.

     In July 2005, we received a $20 million license fee from Novartis in connection with the license of our product candidate ANA 975 under a development, license and commercialization agreement with Novartis, dated June 1, 2005, which we refer to as the collaboration agreement. Novartis has the option to evaluate and potentially license our rights to ANA380 and additional product candidates from us. If it does so, we are entitled to receive additional license fees and payments. We may derive substantially all of our near term revenues from Novartis. Novartis may terminate the development agreement in any country or with respect to any product or product candidate licensed under the development agreement for any reason. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially adversely affected.
The success of ANA975 depends heavily on our collaboration with Novartis, which was established only recently. If Novartis is unwilling to further develop or commercialize ANA975, or experiences significant delays in doing so, our business may be materially harmed.
     As a result of the joint development aspect of our agreement with Novartis, the future success of our HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget or other factors affecting its business or operations. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our HCV development and commercialization efforts could be significantly impaired. If we materially breach this agreement and are unable within an agreed time period to cure such breach, the agreement may be terminated and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
Novartis has the right under certain circumstances to market and sell products that compete with the product candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.
     Novartis may under certain circumstances market, sell, promote or license, competitive products. Novartis has significantly greater financial, technical and human resources than we have and is better equipped to discover, develop, manufacture and commercialize products. In addition, Novartis has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Moreover, any direct or indirect competition with Novartis with respect to products that we have licensed to them could result in confusion in the market. In the event that Novartis competes with us, our business could be materially and adversely affected.
We are dependent on the commercial success of ANA975 or another oral prodrug of isatoribine or other TLR7 agonists and we cannot be certain that ANA975 or any other oral prodrug of isatoribine or other TLR7 agonists will be commercialized.
     Our work with ANA975 to date has been limited to pre-clinical studies and early stage clinical trials in a small number of healthy volunteers. However, we have expended significant time, money and effort in the clinical trials of isatoribine and ANA971. Because the underlying mechanism of action for ANA975 is the same as for isatoribine and ANA971, we expect that the knowledge derived from our clinical development of isatoribine and ANA971 should help to accelerate the development of ANA975. Nonetheless, we will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975 or another oral prodrug of isatoribine or another TLR7 agonist. If we fail to commercialize ANA975 or another oral prodrug of isatoribine, or another TLR7 agonist we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.

Because the results of preclinical studies and initial clinical trials of isatoribine, ANA975 and ANA380 are not necessarily predictive of future results, we can provide no assurances that ANA975 or ANA380 will have favorable results in later clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of isatoribine, ANA975 and ANA380 have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV or HBV. The limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations, and also may not predict the ability of isatoribine to achieve a sustained virologic response or the ability of ANA380 to provide a long-term therapeutic benefit. These initial trials have not been designed to assess the long-term therapeutic utility of isatoribine, ANA975 or ANA380. We will be required to demonstrate through larger-scale clinical trials that ANA975 and ANA380 are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If ANA975, ANA380, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related ANA975 or ANA380, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
We only recently filed an IND to conduct clinical trials of ANA975 in the U.S. and there is no guarantee that we will obtain FDA approval of an IND to permit us to conduct clinical trials of ANA975 in the U.S.
     We are currently conducting clinical trials of ANA975 in the U.K., in accordance with applicable European Union national regulations. Prior to commencing any clinical trials of ANA975 or any other oral prodrug of isatoribine in the U.S., we will need to submit a successful Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA. We filed an IND for ANA975 in July, 2005, and accordingly, do not yet know whether the submission will be accepted. The IND application that we submitted to the FDA for ANA975 incorporated the results of our European clinical trials of isatoribine and ANA975. Although we view it as unlikely, the FDA could reject these clinical trial results based on a determination that the clinical trials were not conducted in accordance with requisite U.S. regulatory standards and procedures. Moreover, the FDA may subject the trial data that we submit to additional scrutiny and we may incur additional costs and delays responding to FDA requests for supplemental information or clarification. In addition, the FDA will need to approve the adequacy of our pre-clinical studies of ANA975. We continue to conduct additional pre-clinical testing on ANA975 in parallel with our clinical testing. If we are unable to obtain FDA approval for any IND for ANA975 or any other product candidate based on isatoribine, we will not be permitted to conduct clinical trials for ANA975, or any other product candidates based on isatoribine in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization. As a result, any delay in an IND becoming effective for one of these product candidates could delay the further development of our lead HCV product candidate and potential commercialization, adversely affect our collaborative relationship with Novartis, prevent or delay the payment of $10 million milestone payment due under that agreement for the successful IND filing, and delay our ability to generate product sales.
We may not realize the anticipated benefits of the development and potential commercialization of ANA380.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are equally conducting and funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. In addition, given the increased number of currently available treatments for HBV as well as those in development, Anadys and LGLS are evaluating the market opportunity for ANA380. Anadys and LGLS also are evaluating various cost-effective development alternatives for the advancement of ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. As a result of this assessment, Anadys has chosen to offer an option to its licensing rights in ANA380 to Novartis. For a limited period Novartis retains the exclusive option to evaluate and potentially license Anadys’ rights to ANA380, which they may or may not choose to exercise. The exercise of this option may affect the collaborative relationship between Anadys, Novartis and LGLS positively or negatively, affecting the ANA975 Agreement and ultimately the reputation and prospects of the company. If Novartis chooses not to exercise the ANA380 license option, we may look for other potential licensing parties or we may decide to substantially limit our development of ANA380.

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
As we evolve from a company primarily involved in discovery and development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.
     We have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. As we advance our product candidates through clinical trials and regulatory approval processes, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.
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
     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	Demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	Reaching an agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations and the trial sites;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	Manufacturing sufficient quantities or producing drug meeting our quality standards of a product candidate;

•	obtaining approval of an IND application or proposed trial design from the FDA; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.
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

     Once a clinical trial has begun, it may be delayed, suspended or terminated by us, our collaborators, or the FDA, or other regulatory authorities due to a number of factors, including:
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
We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     We will need to raise additional capital at least within the next several years to, among other things:
•	fund our research and development programs;

•	advance our HCV product candidate into and through clinical trials and the regulatory review and approval process;

•	fund our share of the further clinical development and regulatory review and approval of ANA380;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of or current collaborations and any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.
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
     Our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently fully develop and commercialize other potential products that may be based upon our technologies, we will either need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of additional collaborations on acceptable terms, we may not generate sufficient revenue. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.
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
     In addition, in each of our collaborations, we generally have agreed not to conduct independently, or with any third party, directly competitive with the subject matter of our collaborations. Our collaborations may have the effect of limiting the areas of research, development and/or commercialization that we may pursue, either alone or with others. Under certain circumstances, however, our collaborators, may research, develop, and/or commercialize, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.
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

We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any of our non-partnered products.
     Our ability to develop and commercialize future products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. We currently do not have any significant manufacturing arrangements or agreements, as our current product candidates will not require commercial-scale manufacturing for at least several years, if ever. Our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of our products, which would adversely affect our ability to generate revenues and would increase our expenses.
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
     We may attempt to acquire businesses, technologies, services or products or in-license technologies that we believe are a strategic fit with our business, at the appropriate time and as resources permit. We believe that strategic acquisitions of complementary businesses, technologies, services or products are a material component of our business strategy to provide us with access to new compounds that are potentially synergistic with our existing product candidate portfolio. If we undertake any acquisition in addition to our in-license of ANA380 from LGLS, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:
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
     Similarly, ANA380 is also subject to competition in the treatment of HBV from other products already approved and on the market. Current small molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, and adefovir (Hepsera) from Gilead. Recently, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread) an approved HIV compound from Gilead is expected to pursue trials to gain a label claim for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of antibacterials. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.

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
Our largest stockholders may take actions that are contrary to your interests, including selling their stock.
     A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders may support competing transactions and have interests that are different from yours. In addition, the average number of shares of our stock that trade each day is generally low. As a result, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.
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
     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:
•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2 / 3 % stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer and Vice President, Finance and Principal Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Vice President, Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 25, 2004, the Registration Statement on Form S-1 (Reg. No. 333-110528) we filed to register our Common Stock in our initial public offering was declared effective by the Securities and Exchange Commission.
     We intend to continue to use the net proceeds from our initial public offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of June 30, 2005, $15.4 million of net proceeds remain available and are primarily invested in short-term marketable securities.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2005 annual meeting of stockholders held on June 3, 2005, the stockholders were asked to vote on two items as follows:
1.	The election of two Class I directors to hold office for a three-year term, through the 2008 annual meeting of stockholders. The nominees for election were Steven H. Holtzman and Kleanthis G. Xanthopoulos, Ph.D. No other nominations were received in accordance with the Company’s Bylaws.

2.	The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.
     The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 15,911,991 shares of the 22,360,892 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Steven H. Holtzman and Kleanthis G. Xanthopoulos, Ph.D. were approved as directors of the Company until the 2008 annual meeting of stockholders and until their successors are elected as follows:

	For	Withheld
Steven H. Holtzman	15,905,885	6,106
Kleanthis G. Xanthopoulos, Ph.D.	15,905,677	6,314
     The following individuals are continuing directors with terms expiring upon the 2006 annual meeting of stockholders: Jason Fisherman, M.D., Marios Fotiadis and Argeris N. (“Jerry”) Karabelas, Ph.D. The following individuals are continuing directors with terms expiring upon the 2007 annual meeting of stockholders: Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., and Douglas E. Williams, Ph.D.
2.	The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005 was approved as follows:

For	Against	Abstain
15,911,746	145	0

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION
10.37#	Consulting Agreement dated May 25, 2005 by and between Marios Fotiadis and Anadys Pharmaceuticals, Inc.

10.38*	License and Co-Development Agreement dated June 1, 2005 by and between Novartis International Pharmaceutical Ltd. and Anadys Pharmaceuticals, Inc.

10.39#	Separation Agreement dated May 2, 2005 by and between Michael J. Kamdar and Anadys Pharmaceuticals, Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Vice President, Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ President and Chief Executive Officer and Vice President, Finance and Principal Accounting Officer

#	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	ANADYS PHARMACEUTICALS, INC.

By: /s/ Kleanthis G. Xanthopoulos, Ph.D.

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

By: /s/ Jennifer K. Crittenden

Jennifer K. Crittenden
Vice President, Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
10.37#	Consulting Agreement dated May 25, 2005 by and between Marios Fotiadis and Anadys Pharmaceuticals, Inc.

10.38*	License and Co-Development Agreement dated June 1, 2005 by and between Novartis International Pharmaceutical Ltd. and Anadys Pharmaceuticals, Inc.

10.39#	Separation Agreement dated May 2, 2005 by and between Michael J. Kamdar and Anadys Pharmaceuticals, Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Vice President, Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ President and Chief Executive Officer and Vice President, Finance and Principal Accounting Officer

#	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.