Form 10-Q
period 2005-09-30
ANADYS PHARMACEUTICALS INC
filed 2005-11-10
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO                     .
COMMISSION FILE NUMBER: 0-31161
ANADYS PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-3193172

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3115 Merryfield Row San Diego, California	92121

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
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
Yes    ☐       No    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐       No    ☑
The number of shares of common stock outstanding as of the close of business on November 1, 2005:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,327,404

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$101,442	$5,988
Securities available-for-sale	10,895	27,686
Accounts receivable	4,067	186
Prepaid expenses and other current assets	778	1,138

Total current assets	117,182	34,998

Property and equipment, net	3,573	4,030
Other assets, net	1,715	1,921

Total assets	$122,470	$40,949

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$6,154	$4,727
Current portion of long-term debt	1,007	1,310
Current portion of deferred rent	420	360
Deferred revenue	6,423	600

Total current liabilities	14,004	6,997

Long-term debt, net of current portion	838	1,193
Long-term portion of deferred rent	1,483	1,474
Long-term portion of deferred revenue	24,748	—

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; no shares issued and outstanding at September 30, 2005 and December 31, 2004.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2005 and December 31, 2004; 28,327,404 and 22,334,521 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	28	22
Additional paid-in capital	267,198	199,990
Deferred compensation	(1,132)	(2,862)
Accumulated other comprehensive loss	(44)	(68)
Accumulated deficit	(184,653)	(165,797)

Total stockholders’ equity	81,397	31,285

Total liabilities and stockholders’ equity	$122,470	$40,949

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2004, has been derived from audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:

Collaborative agreements	$1,564	$338	$2,489	$1,234
Grants	173	18	391	18

Total revenues	1,737	356	2,880	1,252

Expenses:

Research and development	3,448	5,084	15,912	18,271
General and administrative	1,743	1,577	4,996	4,136
Stock-based compensation:
Research and development	223	358	763	2,188
General and administrative	309	488	890	2,201

Total operating expenses	5,723	7,507	22,561	26,796

Interest income and other, net	635	160	1,092	283
Interest expense	(63)	(50)	(267)	(170)

Net interest income and other	572	110	825	113

Net loss	(3,414)	(7,041)	(18,856)	(25,431)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(175)

Net loss applicable to common stockholders	$(3,414)	$(7,041)	$(18,856)	$(25,606)

Net loss per share, basic and diluted (1)	$(0.13)	$(0.32)	$(0.80)	$(1.65)

Shares used in calculating net loss per share, basic and diluted (1)	25,819	22,248	23,544	15,504

(1) As a result of the conversion of the Company’s preferred stock into 13,330 shares of its common stock upon completion of the Company’s initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. See Note 2 for the calculation of pro forma basic and diluted net loss per share for the periods presented.
See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating Activities
Net loss	$(18,856)	$(25,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	1,150
Amortization of deferred compensation	1,418	4,189
Compensation related to restricted stock	—	172
Compensation related to stock option issuance	235	43
Rent expense related to warrants issued in connection with lease	39	4
Interest expense related to warrants issued in connection with debt	37	37
Loss on sale/abandonment of property and equipment	2	25
Changes in operating assets and liabilities:
Accounts receivable	(3,881)	413
Prepaid expenses and other current assets	360	(61)
Other assets, net	206	(1,228)
Accounts payable and accrued expenses	1,427	1,207
Deferred revenue	30,571	200
Deferred rent	69	228

Net cash provided by (used in) operating activities	12,734	(19,052)
Investing Activities
Purchase of securities available-for-sale	(8,294)	(30,027)
Proceeds from sale and maturity of securities available-for-sale	25,109	1,033
Purchase of property and equipment	(652)	(632)
Proceeds from the sale of property and equipment	—	35

Net cash provided by (used in) investing activities	16,163	(29,591)
Financing Activities
Proceeds from sale of common stock, net of issuance costs	66,435	43,736
Proceeds from exercise of stock options and employee stock purchase plan	817	280
Proceeds from issuance of long-term debt	393	1,198
Principal payments on long-term debt	(1,088)	(846)

Net cash provided by financing activities	66,557	44,368

Net increase (decrease) in cash and cash equivalents	95,454	(4,275)
Cash and cash equivalents at beginning of period	5,988	11,968

Cash and cash equivalents at end of period	$101,442	$7,693

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Accretion of costs on redeemable convertible preferred stock	$—	$175

Unrealized gain on securities available-for-sale	$24	$37

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes To Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiary, Anadys Pharmaceuticals Europe GmbH, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2005. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
2.	Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has followed the following principles in recognizing revenue:
•	Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level and (iii) the milestone is not refundable or creditable. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Upfront fees under collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with the Company’s future performance are recognized when received.

•	Fees the Company receives for research services are generally recognized as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Research services may include agreements through which the Company will deploy its internal capabilities to assist a collaborator to advance their target, such as the Company’s medicinal chemistry and screening capabilities.
3.	Net Loss Per Share
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

     The net loss per share for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004 includes the full effect of the 13.3 million shares of the Company’s common stock issued upon conversion of its redeemable and convertible preferred stock in conjunction with its initial public offering on March 31, 2004. As a result of the issuance of the 13.3 million common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the nine months ended September 30, 2005 and 2004. In order to provide a more relevant measure of the Company’s operating results, the following unaudited pro forma net loss per share calculation has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted-average common shares used to calculate actual basic and diluted net loss per share, increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	For the Nine Months Ended September 30,
	2005	2004
	(In thousands)
Actual:
Numerator:
Net loss	$(18,856)	$(25,431)
Accretion to redemption value of redeemable convertible preferred stock	—	(175)

Net loss applicable to common stockholders	$(18,856)	$(25,606)

Denominator:
Weighted-average common shares	23,544	15,573
Weighted-average unvested common shares subject to repurchase	—	(69)

Denominator for basic and diluted earnings per share	23,544	15,504

Basic and diluted net loss per share	$(0.80)	$(1.65)

Pro forma:
Numerator:
Net loss	$(18,856)	$(25,431)

Denominator:
Weighted-average common shares used to calculate basic and diluted loss per share	23,544	15,504
Pro forma adjustments to reflect weighted-average effect of assumed conversion of preferred stock	—	4,346

Denominator for basic and diluted earnings per share	23,544	19,850

Pro forma basic and diluted net loss per share	$(0.80)	$(1.28)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Common stock subject to repurchase	—	16
Options to purchase common stock	2,293	1,803
Warrants	376	376

	2,669	2,195

4.	Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(3,414)	$(7,041)	$(18,856)	$(25,431)
Unrealized gain (loss) on securities available-for-sale	13	12	24	(37)

Comprehensive loss	$(3,401)	$(7,029)	$(18,832)	$(25,468)

5.	Stock-based Compensation
     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.
     The following pro forma information regarding net loss and net loss per share has been determined as-if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss applicable to common stockholders	$(3,414)	$(7,041)	$(18,856)	$(25,606)
Add: Stock-based employee compensation included in reported net loss	358	904	1,418	4,189
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,053)	(865)	(3,031)	(3,847)

Pro forma net loss	$(4,109)	$(7,002)	$(20,469)	$(25,264)

Net loss per share:
Basic and diluted — as reported	$(0.13)	$(0.32)	$(0.80)	$(1.65)

Basic and diluted — pro forma	$(0.16)	$(0.31)	$(0.87)	$(1.63)

     The fair value of options granted during the three and nine months ended September 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option valuation model with the assumptions stated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.04%	3.40%	3.99%	3.09%
Dividend yield	0%	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	70%	70%	70%	70%
Weighted-average expected life of option (years)	5	5	5	5
     The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net loss for future years.
6.	Licensing and Co-Development Agreement
     On June 1, 2005, the Company entered into a License and Co-Development Agreement with Novartis International Pharmaceutical Ltd., a Novartis AG company, for the development and potential commercialization of ANA975 and potentially additional Toll-Like Receptor oral prodrugs for chronic hepatitis C virus and hepatitis B virus infections, as well as other potential infectious disease indications. The effectiveness of the collaboration agreement was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). After approximately 30 days, the waiting period under the HSR Act expired, and as a result the collaboration agreement became effective on July 7, 2005.
     During July, the Company received from Novartis an upfront license payment of $20 million, and in September received a $10 million milestone payment triggered by the acceptance of its Investigational New Drug (“IND”) application with the United States Food and Drug Administration for ANA975. The Company could receive up to an additional $540 million for achievement of specified development, regulatory and sales milestones. The Company will defer the up front payment of $20 million and the $10 million IND milestone payment and will amortize both amounts into revenue on a straight-line basis over the estimated development period for ANA975. The $10 million IND milestone is being amortized over the estimated development period of ANA975 as the Company believed that its achievability was reasonably assured at the execution of the agreement.
     Under the collaboration agreement, Novartis will fund 80.5% of the global development costs of the lead product candidate, and the Company will fund 19.5% of the global development costs, subject to certain limitations. During the nine months ended September 30, 2005, the Company recorded $3.6 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by the Company from June 1, 2005 through September 30, 2005.
7.	Common Stock Offering
     On August 10, 2005, the Company completed a public offering in which the Company sold 5,750,000 shares of common stock, including 750,000 shares issued upon the exercise of an option granted to the underwriters to cover over-allotments, at a public offering price of $12.40 per share. The Company received net proceeds of approximately $66.4 million after deducting underwriting discounts and commissions and offering costs.
8.	Recent Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”), which is a revision of S FAS No. 123. This statement supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS No. 123R. The new standard is effective for annual periods beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R on January 1, 2006.
     The Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS No. 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported operating expenses, however, it will have no impact on the Company’s cash flows. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use to measure the fair value of such share-based payments. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss above.

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
Overview
     We are a biopharmaceutical company committed to advancing patient care by discovering, developing and commercializing novel small molecule medicines for the treatment of hepatitis C virus (“HCV”), hepatitis B virus (“HBV”) and other serious infections. To date we have devoted substantially all of our resources to the development of our proprietary drug discovery technologies, general research and development and preclinical and clinical testing of isatoribine, a Toll-Like Receptor 7 agonist, ANA975, which is an oral prodrug of isatoribine, and our other product candidates. In June 2005, we entered into a global license and co-development agreement with Novartis to develop, manufacture and commercialize ANA975 and additional Toll-Like Receptor 7 oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications. In addition, our therapeutic platform, which includes core capabilities in Toll-Like Receptor-based small molecules and structure-based drug design coupled with medicinal chemistry, is designed to advance a pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of September 30, 2005, our accumulated deficit was $184.7 million. We expect to incur substantial and increasing losses for at least the next several years as we:
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
     Revenue Recognition. We may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, we have followed the following principles in recognizing revenue:

•	Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level and (iii) the milestone is not refundable or creditable. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with our future performance are recognized when received.

•	Fees that we receive for research services are generally recognized as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Research services may include agreements through which we will deploy our internal capabilities to assist a collaborator to advance their target, such as our medicinal chemistry and screening capabilities.
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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K, which contains accounting policies and other disclosures required by GAAP.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our statement of operations. The effective date of the standard is for annual periods beginning after June 15, 2005 and we expect to adopt SFAS No. 123R on January 1, 2006. Upon adoption of this standard we expect that it will have a significant impact on our statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.
Results of Operations
Three Months Ended September 30, 2005 and 2004
     Revenue. We recorded revenues of $1.7 million for the three months ended September 30, 2005 compared to $356,000 for the three months ended September 30, 2004. Revenue for the three months ended September 30, 2005 was attributable to revenues derived from our collaborations with Novartis and Roche and, to a lesser extent, our Phase II SBIR grant from the National Institutes of Health. Revenue for the three months ended September 30, 2004 was attributable to our collaboration with Roche and, to a lesser extent, our Phase II SBIR grant from the National Institutes of Health. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including, but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we perform activities under existing agreements and may enter into new agreements.
     Research and Development Expenses. Research and development expenses were $3.4 million for the three months ended September 30, 2005 compared to $5.1 million for the three months ended September 30, 2004. The decrease in research and development expenses was primarily attributable to the recording of $3.6 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by us from June 1, 2005 through September 30, 2005. This decrease was offset by increased costs associated with the development of ANA975 including clinical trial costs and costs associated with compound manufacturing and safety studies. Research and development expenses for the quarter ended September 30, 2005 included $2.0 million of costs associated with our on-going Phase I clinical trials for ANA975.
     The following summarizes our research and development expenses for the three months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,
	2005	2004
	(In thousands)
Direct external costs:
Isatoribine and family of compounds, excluding ANA975	$26	$661
ANA975	3,119	438
ANA380	172	81
Unallocated direct internal costs	677	536
Unallocated indirect internal costs and overhead	3,046	3,368
Reimbursement of ANA975 costs by Novartis	(3,592)	—

Total research and development expense	$3,448	$5,084

     General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended September 30, 2005, which was relatively consistent with the general and administrative expenses of $1.6 million for the three months ended September 30, 2004.
     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In conjunction with our initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate of fair value for stock options granted subsequent to July 1, 2002 through the date of our initial public offering. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per shares at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and are amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $532,000 for the three months ended September 30, 2005 compared to $846,000 for the three months ended September 30, 2004. We had no significant issuances of employee options or warrants during 2005 that required us to record stock-based compensation expenses.
     Interest Income and Other, net. Interest income was $635,000 for the three months ended September 30, 2005 compared to $160,000 for the three months ended September 30, 2004. The overall increase in our interest income for the three months ended September 30, 2005 is the direct result of the receipt of the following amounts which were invested into interest bearing securities: the receipt of an up front license payment of $20 million from Novartis in July 2005, the receipt of $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005, and the receipt of a $10 million milestone payment from Novartis triggered by the acceptance of our Investigational New Drug (“IND”) application by the Food and Drug Administration (“FDA”) in September 2005.
     Interest Expense. Interest expense was $63,000 for the three months ended September 30, 2005, which was relatively consistent with the interest expense of $50,000 for the three months ended September 30, 2004.
     Nine Months Ended September 30, 2005 and 2004
     Revenue. We recorded revenues of $2.9 million for the nine months ended September 30, 2005 compared to $1.3 million for the nine months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was attributable to revenues derived from our collaborations with Novartis and Roche and, to a lesser extent, our collaboration with Daiichi and our Phase II SBIR grant from the National Institutes of Health. Revenue for the nine months ended September 30, 2004 was attributable to our collaborations with Daiichi and Roche and, to a lesser extent, our collaboration with Amgen and our Phase II SBIR grant from the National Institutes of Health. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including, but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we perform activities under existing agreements and may enter into new agreements.

     Research and Development Expenses. Research and development expenses were $15.9 million for the nine months ended September 30, 2005 compared to $18.3 million for the nine months ended September 30, 2004. The decrease in research and development expenses was a result of the inclusion of $3.6 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by us from June 1, 2005 through September 30, 2005, for the nine months ended September 30, 2005 and the inclusion of a one-time $4.0 million license fee paid to LG Life Sciences (“LGLS”) in our research and development expense during the nine months ended September 30, 2004. . This decrease was offset by increased costs associated with the development of ANA975 including clinical trial costs, costs associated with compound manufacturing and safety studies. Research and development expenses for the nine months ended September 30, 2005 included $2.8 million associated with our on-going Phase I clinical trials for ANA975.
     The following summarizes our research and development expenses for the nine months ended September 30, 2005 and 2004:

	For the Nine Months Ended September 30,
	2005	2004
	(In thousands)
Direct external costs:
Isatoribine and family of compounds, excluding ANA975	$567	$1,723
ANA975	7,262	615
ANA380	194	4,601
Unallocated direct internal costs	2,344	1,490
Unallocated indirect internal costs and overhead	9,137	9,842
Reimbursement of ANA975 costs by Novartis	(3,592)	—

Total research and development expense	$15,912	$18,271

     General and Administrative Expenses. General and administrative expenses were $5.0 million for the nine months ended September 30, 2005 compared to $4.1 million for the nine months ended September 30, 2004. The $900,000 increase from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was primarily related to an increase in our Directors and Officers insurance premium as a result of our initial public offering which was completed in March 2004 and an increase in personnel and recruiting expenses.
     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In conjunction with the our initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate of fair value for stock options granted subsequent to July 1, 2002 through the date of our initial public offering. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per shares at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and are amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded stock-based compensation of $1.7 million for the nine months ended September 30, 2005 compared to $4.4 million for the nine months ended September 30, 2004. We had no significant issuances of employee options or warrants during 2005 that required us to record stock-based compensation expenses.
     Interest Income and Other, net. Interest income was $1.1 million for the nine months ended September 30, 2005 compared to $283,000 for the nine months ended September 30, 2004. The overall increase in our interest income for the nine months ended September 30, 2005 is the direct result of the receipt of the following amounts which were invested into interest bearing securities: the receipt of an up-front license payment of $20 million from Novartis in July 2005, the receipt of $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005, and the receipt of a $10 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA in September 2005.
     Interest Expense. Interest expense was $267,000 for the nine months ended September 30, 2005, which was relatively consistent with the interest expense of $170,000 for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     As of September 30, 2005, we had cash, cash equivalents, and securities available-for-sale of $112.3 million. To date, we have funded our operations primarily through the sale of equity securities and payments received pursuant to our License and Co-Development Agreement with Novartis as well as through equipment financing. Through September 30, 2005, we had received approximately $237.8 million from the sale of equity securities. In addition, as of September 30, 2005, we had financed through loans the purchase of equipment totalling approximately $10.1 million, of which $1.9 million in loans was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.6% to 10.0% and are due in monthly installments through August 2009.

     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2005	2004
	(In thousands)
Net cash provided by (used in) operating activities	$12,734	$(19,052)

Cash provided by (used in) investing activities:

Purchase of securities available-for-sale	$(8,294)	$(30,027)
Proceeds from sale and maturity of securities available-for-sale	25,109	1,033
Purchase of property and equipment	(652)	(632)
Proceeds from the sale of property and equipment	—	35

Net cash provided by (used in) investing activities	$16,163	$(29,591)

     Cash flows provided by (used in) operating activities increased by $31.8 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase was primarily a result of an increase in deferred revenue attributable to the receipt of an up front license payment of $20 million from Novartis in July 2005 and the receipt of a $10 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA in September 2005. Both the up front license payment of $20 million and the $10 million IND milestone payment are being recognized into revenue over the estimated development period for ANA975. As of September 30, 2005, the Company has recorded $29.0 million of deferred revenue related to these two payments. The increase in deferred revenue was offset by the $18.9 million net operating loss of the Company for the nine months ended September 30, 2005.
     Cash flows provided by (used in) investing activities increased by $45.8 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase was primarily the result of the investment in securities available-for-sale of $43.7 million from our initial public offering during the nine months ended September 30, 2004 offset by the use of the proceeds from our sale and maturity of securities available-for-sale during the nine months ended September 30, 2005 to fund the on-going operations of the Company.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash provided by financing activities:
Proceeds from sale of common stock, net of issuance costs	$66,435	$43,736
Proceeds from exercise of stock options and employee stock purchase plan	817	280
Proceeds from long-term debt	393	1,198
Principal payments on long-term debt	(1,088)	(846)

Net cash provided by financing activities	$66,557	$44,368

     Cash flows provided by financing activities increased by $22.2 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase was primarily a result of the receipt of $66.4 million after deducting underwriting discounts and commissions and offering costs from our follow-on public offering of common stock completed during August 2005 offset by the receipt of $43.7 million from our initial public offering completed during March and April 2004.

     Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of September 30, 2005 (In thousands):

		Less than	2006 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$7,041	$1,764	$5,277	$—	$—
Equipment financing	1,879	1,042	835	2	—
Minimum royalty commitment	1,025	50	275	200	500

	$9,945	$2,856	$6,387	$202	$500

     We also enter into agreements with clinical sites and contract research organizations that conduct our clinical trials. We generally make payments to these entities based upon the number of subjects enrolled and the length of their participation in the trials. To date, the majority of our clinical costs have been related to the costs of subjects entering our clinical trials as well as the manufacturing of compounds to be used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up. Our portion of the costs will also be influenced by the pace and timing of the development activities conducted under our joint development agreements with our collaborators, including Novartis and LGLS. At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the total costs we will incur in the continued development of our clinical candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. While currently we are focused on advancing each of our discovery, pre-clinical and clinical programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which currently un-partnered product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.
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
Overview of Financial Position and Future Cash Requirements
     Our condensed consolidated balance sheet as of September 30, 2005, compared to our condensed consolidated balance sheet as of December 31, 2004, was primarily impacted by the increase in cash, cash equivalents and securities available-for-sale of $78.7 million which represents the receipt of funds from the following events: the receipt of an up front license payment of $20 million from Novartis in July 2005, the receipt of $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005, and the receipt of a $10 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA in September 2005. As of September 30, 2005, the Company has recorded $29.0 million of deferred revenue related to the two Novartis payments.
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
     As a component of research and development expense, we have recorded our share of ANA380 development expenses incurred by LGLS, net of LGLS’s portion of our costs incurred during the three and nine months ended September 30, 2005. We estimate our share of joint development costs based on information provided to us by LGLS and based upon the current development plan for ANA380. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. In addition, we may be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS.
     On June 1, 2005, we entered into a License and Co-Development Agreement with Novartis International Pharmaceutical Ltd., a Novartis AG company, for the development and potential commercialization of ANA975 and potentially additional Toll-Like Receptor (“TLR7”) oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications. Under the collaboration agreement, the parties will collaborate to develop one or more isatoribine prodrugs or other TLR7 compounds for the treatment of HCV and HBV. Under the collaboration, we may receive up to $540 million for the achievement of specified development, regulatory and sales milestones.
     Under the collaboration agreement, Novartis will fund 80.5% of the global development costs of the lead product candidate, and we will fund 19.5% of such development costs, subject to certain limitations. During the nine months ended September 30, 2005, we have recorded $3.6 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by us from June 1, 2005 through September 30, 2005. As we progress through the development plan for ANA975, more responsibility and related expenses for the clinical trials will transition from us to Novartis with reimbursement for research and development expenditures then flowing from us to Novartis.
     We believe that our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our current collaborations will be sufficient to meet our projected operating requirements for at least the next fiscal year. We expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next fiscal year. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, cash receipts from collaboration agreements and from equipment and leasehold improvement financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     As of September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of compounds. Any compounds discovered or in-licensed by us will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, ANA380 and ANA975 and any other compounds we discover or in-license, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
We expect our net operating losses to continue for at least several years and we are unable to predict the extent of future losses or when we will become profitable, if ever.
     We have incurred net operating losses since our incorporation in 1992 and through September 30, 2005 we have an accumulated deficit of $184.7 million. Our operating losses are due in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA971 and ANA975. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of ANA975 and ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
The technologies on which we rely are unproven, and may not result in the discovery or development of commercially viable products.
     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-like receptor 7, or TLR7, and on structure-based drug design. However, structure-based drug design is difficult, time-onsuming and expensive. Additionally, the interaction between isatoribine and TLR7 represents a new mechanism of action for the treatment of HCV and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV infected patients. Furthermore, there is no guarantee that TLR biology will result in an acceptable balance between therapeutic benefit and risk in any other therapeutic area, such as cancer, asthma, allergies or vaccine adjuvants. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies or capabilities, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.
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
     In July 2005, we received a $20 million license fee from Novartis in connection with the license of our product candidate ANA 975 under a development, license and commercialization agreement with Novartis, dated June 1, 2005, which we refer to as the collaboration agreement. Novartis has the option to evaluate and potentially license our rights to ANA380 and additional product candidates from us. If it does so, we are entitled to receive additional license fees and payments. We may derive substantially all of our near term revenues from Novartis. Novartis may terminate the development agreement in any country or with respect to any product or product candidate licensed under the development agreement for any reason. If the development agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially and adversely affected.
The success of ANA975 depends heavily on our collaboration with Novartis, which was established only recently. If Novartis is unwilling to further develop or commercialize ANA975, or experiences significant delays in doing so, our business may be materially harmed.
     As a result of the joint development aspect of our collaboration agreement with Novartis, the future success of our HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget, its internal development priorities or other factors affecting its business or operations. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our HCV development and commercialization efforts could be significantly impaired. If we materially breach this agreement and are unable within an agreed time period to cure such breach, the agreement may be terminated by Novartis and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
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
     Our work with ANA975 to date has been limited to pre-clinical studies and early stage clinical trials in a small number of healthy volunteers. However, we have expended significant time, money and effort in the clinical trials of isatoribine and ANA971. Because the underlying mechanism of action for ANA975 is the same as for isatoribine and ANA971, we expect that the knowledge derived from our clinical development of isatoribine and ANA971 should help to accelerate the development of ANA975. Nonetheless, we will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975, another oral prodrug of isatoribine or another TLR7 agonist. If we fail to commercialize ANA975, another oral prodrug of isatoribine, or another TLR7 agonist we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.
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
Although we have an active IND to conduct clinical trials of ANA975 for HCV in the U.S., we will need to file an additional IND application to conduct trials of ANA975 for HBV in the U.S. and will need to continue our dialogue with the FDA as we conduct additional trials of ANA975 in the U.S. for either indication.
     We are currently conducting a clinical trial of ANA975 for HCV in the U.S., under a recently filed and accepted IND and clinical trails in the U.K., in accordance with applicable European Union national regulations. We will need to file an additional IND application, which will be largely based on the existing IND, before commencing clinical trials for the HBV indication in the U.S. Although we view it as unlikely, if we are unable to obtain FDA acceptance of an IND application for ANA975 for HBV, we will not be permitted to conduct clinical trials of ANA975 for HBV in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization for this indication. In addition, as we prepare to conduct additional trials of ANA975 for HCV under the existing IND, we will need to continue the dialogue with the FDA to ensure that the FDA concurs with our proposed trial design . Conducting any such dialogue could potentially result in delays in the commencement of future clinical trials. As a result, any delay in either an IND becoming effective for the study of ANA975 as an HBV therapy or the commencement of future clinical trials of ANA975 could delay the further development of our lead product candidate and potential commercialization, adversely affect our collaborative relationship with Novartis and delay our ability to generate product sales.
We may not realize the anticipated benefits of the development and potential commercialization of ANA380.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are equally conducting and funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. In addition, given the increased number of currently available treatments for HBV as well as those in development, we and LGLS are evaluating the market opportunity for ANA380. We and LGLS also are evaluating various cost-effective development alternatives for the advancement of ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. As a result of this assessment, we have chosen to offer an option to our licensing rights in ANA380 to Novartis. For a limited period Novartis retains the exclusive option to evaluate and potentially license our rights to ANA380, which they may or may not choose to exercise. The exercise of this option may affect the collaborative relationship between us, Novartis and LGLS positively or negatively, and may affect the ANA975 Agreement and ultimately our reputation and prospects. If Novartis chooses not to exercise the ANA380 license option, we may look for other potential licensing parties or we may decide to substantially limit our development of ANA380.
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
The success of the clinical development program of ANA380 will depend, at least in part, on our or our collaborators’ ability to maintain a positive working relationship with the FDA and other regulatory authorities, and the failure to do so may harm or delay our ability to commercialize ANA380 in the U.S. or other countries.
     Although a U.S. IND covering ANA380 has been filed with the FDA, to date no clinical trials of ANA380 have been conducted in the U.S. As a result, if we or our collaborators proceed with the development of ANA380 in the U.S., the FDA may subject the clinical trial design for ANA380 to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 in the U.S. could delay the further development of our lead HBV product candidate and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380, we do not have complete control over the design of the clinical trials of ANA380 and will be affected, at least in part, by decisions previously made by LGLS with respect to clinical trial structure and communications with regulatory authorities. If we pursue the development of ANA380 in the U.S., we will need to and maintain open communication channels with regulatory authorities, including the FDA. If we are unable to do so within our desired timeframe, our clinical development plan in the U.S. and other countries may be delayed and our ability to generate revenues may suffer.
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
     Even if ANA975, ANA380 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:
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
     We will need to raise additional capital at least within the next several years to, among other things:
•	fund our research and development programs;

•	fund our share of the further clinical development and regulatory review and approval of ANA975 and ANA380;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements with our collaborators;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380 and ANA975; and

•	the extent to which we acquire or invest in other products technologies, and businesses.
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
     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV and structure-based drug design. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President, Chief Executive Officer and a director. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we lose Dr. Xanthopoulos, Stephen T. Worland, Ph.D., our Executive Vice President, Research and Development, or other members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for isatoribine, ANA975, ANA380 or other oral prodrugs of isatoribine, or our other drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:
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
     ANA975 is also subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2a), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. We expect new products for the treatment of HCV will be introduced that may lead to further competition for ANA975. Additional compounds in late stage clinical trials include, but are not limited to, Viramidine, in development by Valeant Pharmaceuticals, Zadaxin, in development by SciClone Pharmaceuticals, NM283, in development by Idenix Pharmaceuticals and Novartis, and VX-950, in development by Vertex Pharmaceuticals.
     Similarly, ANA380 is also subject to competition in the treatment of HBV from other products already approved and on the market. Current small molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, and adefovir (Hepsera) from Gilead. In addition, interferon-alpha therapy (Intron-A) from Schering-Plough, Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA approval for the treatment of HBV in the U.S. and tenofovir (Viread) an approved HIV compound from Gilead is in Phase III trials for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of antibacterials. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.
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
     Our ability to commercialize ANA975, ANA380 or any other product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of ANA975, ANA380 or any other products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV and HBV. Also, the trend toward managed health care in the U.S. as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.
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
     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:
•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.
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
     As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. We will be required to include such a report in our annual reports on Form 10-K beginning with the year ending December 31, 2005. In addition, the registered public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2005. While we are in the process of conducting a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report that references one or more material weaknesses or significant deficiencies. This could result in a restatement of our financial statements or could otherwise result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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
Item 4. Controls and Procedures
     Our Chief Executive Officer and Vice President, Finance and Principal Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Vice President, Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 25, 2004, our Registration Statement on Form S-1 (Reg. No. 333-110528) to register our Common Stock in our initial public offering was declared effective by the Securities and Exchange Commission.
     We intend to continue to use the net proceeds from our initial public offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of September 30, 2005, $7.6 million of net proceeds remain available and are primarily invested in short-term marketable securities.
Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION
10.38*(1)	License and Co-Development Agreement dated June 1, 2005 by and between Novartis International Pharmaceutical Ltd. and Anadys Pharmaceuticals, Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Vice President, Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ Chief Executive Officer and Vice President, Finance and Principal Accounting Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the three and six months ended June 30, 2005, filed on August 12, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	ANADYS PHARMACEUTICALS, INC.

By: /s/ Kleanthis G. Xanthopoulos, Ph.D.

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

By: /s/ Jennifer K. Crittenden

Jennifer K. Crittenden
Vice President, Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
10.38*(1)	License and Co-Development Agreement dated June 1, 2005 by and between Novartis International Pharmaceutical Ltd. and Anadys Pharmaceuticals, Inc.

31.1	Section 302 Certification by Anadys’ President and Chief Executive Officer

31.2	Section 302 Certification by Anadys’ Vice President, Finance and Principal Accounting Officer

32	Section 906 Certification by Anadys’ Chief Executive Officer and Vice President, Finance and Principal Accounting Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the three and six months ended June 30, 2005, filed on August 12, 2005.