Form 10-K
period 2005-12-31
ANADYS PHARMACEUTICALS INC
filed 2006-03-15
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 0-50632

ANADYS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3193172 (I.R.S. Employer Identification No.)

3115 Merryfield Row, San Diego, California (Address of principal executive offices)	92121 (Zip Code)
Registrant’s telephone number, including area code: 858-530-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered Nasdaq National Market

     Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark the whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $163,137,000 as of such date.
     As of March 1, 2006, the Registrant had outstanding 28,401,594 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

ANADYS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis, other serious infections and cancer. Our current clinical development programs include: ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis); and ANA380 for the treatment of HBV, which we are co-developing with LG Life Sciences (LGLS). In December 2005 we selected ANA773, a novel Toll-Like Receptor-7 (TLR-7) oral prodrug, for our next clinical development program. We are independently developing ANA773 as an oral therapy for the treatment of certain cancers and plan to initiate clinical trials for ANA773 in the second half of 2006. Our therapeutic focus in hepatitis, other serious infections and cancer leverages our core capabilities in Toll-Like Receptor (TLR)-based small molecules and structure-based drug design, and aims to advance a balanced and strong pipeline of drug candidates into the clinic.
     Toll-Like Receptors
     A relatively new mechanism of action for the treatment of infectious diseases and other conditions, TLRs have been described as the first line of defense of the immune system. When a pathogen, such as a virus, invades the body, TLRs are the first to recognize the invading virus and launch an assault. Our most advanced HCV product candidate, ANA975, is an oral prodrug of our proprietary small-molecule compound isatoribine. By interacting with TLR-7, we believe isatoribine regulates the body’s innate immunity and triggers a specific cellular response to viral infections, including localized production of natural interferons and other cytokines.

     ANA975
     We seek to establish a new paradigm in treating HCV patients. The current treatment paradigm for chronically infected HCV patients consists of pegylated interferon combined with ribavirin. There is, however, a critical need for more effective and better-tolerated treatment options for untreated and relapsed or non-responding HCV patients.
     ANA975, an oral prodrug of isatoribine, is a novel approach to treating HCV. We believe that as an oral immunomodulator ANA975 has the potential to establish a new treatment paradigm by replacing pegylated interferon, resulting in a combination of ANA975 with ribavirin or direct antivirals currently in development for HCV. Ultimately, we seek to develop, obtain regulatory approval for, and commercialize one of our own direct antivirals, currently in development, to potentially combine with ANA975.
     ANA975 is a distinct proprietary chemical entity that is administered orally and then converted rapidly into the active compound, resulting in isatoribine in the bloodstream. We believe that ANA975 has the potential to provide the same combination of antiviral effect and tolerability as observed with isatoribine, but with the added advantage of oral administration. Currently, we are conducting a Phase Ib, placebo-controlled, multiple-dose clinical trial of orally adminstered ANA975 to evaluate the safety, tolerability and viral load reduction in HCV patients over 28 days. In addition, we are developing ANA975 for HBV, and expect to file an IND for the investigation of ANA975 as a treatment for HBV, and initiate clinical trials in the second half of 2006. We are jointly developing ANA975 for the treatment of HCV and HBV with Novartis in accordance with our License and Co-Development Agreement signed in June 2005.
     ANA380
     Currently in Phase II clinical development, ANA380 is a small-molecule orally available prodrug of ANA317 which is activated to produce a selective HBV polymerase inhibitor. We have an exclusive license from LGLS for the development and commercialization of ANA380 for the treatment of chronic HBV in North America, Europe, Japan and most other countries in the world other than China, Korea, India and countries in Southeast Asia. Anadys and LGLS are jointly conducting and equally funding the global clinical development of ANA380. We have granted Novartis a time-limited exclusive option to evaluate and potentially license our rights to ANA380.
     ANA773
     In December 2005 we selected ANA773, a novel and proprietary TLR-7 oral prodrug, for our next clinical development program. We intend to develop ANA773 as an oral therapy for the treatment of certain cancers and plan to initiate clinical trials for ANA773 in the second half of 2006. There is precedent for believing TLRs may be effective in targeting cancer cells. The FDA has approved a TLR-7 agonist that is marketed as Aldara™ (imiquimod) for the treatment of superficial basal cell carcinoma and genital and perianal warts.
     AN 025-1
     In 2006 we also expect to nominate a new preclinical candidate, a non-nucleoside NS5B polymerase inhibitor, for the treatment of chronic HCV infection. Non-nucleoside polymerase inhibitors are an example of direct antivirals. Direct antivirals act against the hepatitis C virus itself in contrast to immunomodulators which activate the body’s immune system to attack the virus. The NS5B polymerase is a virally encoded enzyme essential to replication of HCV in the body. Anadys has identified a specific site on this enzyme that we believe is preferred as a drug target. Within the AN 025-1 program we have identified non-nucleoside compounds that bind to this specific location. These compounds directly inhibit replication of HCV in laboratory experiments at concentrations that are achievable with potentially useful doses. We are encouraged by the properties of these compounds and are optimizing multiple characteristics of these compounds in order to identify a pre-clinical candidate to develop as an orally administered drug.

Industry Background
     Anti-Infectives
     Anti-infective medicines are designed to treat infectious diseases, including those caused by viruses that invade the body and overcome its natural defenses. Some infections affect the entire body while others may be localized to one organ or system within the body, such as the liver. The severity of infectious diseases varies significantly depending on the nature of the infectious agent as well as the host’s immune system. According to a World Health Organization (WHO) report, infectious diseases, including HCV, HBV and drug resistant bacterial infections, cause life-threatening illnesses and represent one of the most significant causes of mortality worldwide.
     Based on industry analyst reports and available market data, we estimate that 2004 worldwide annual sales of drugs to treat infectious diseases were approximately $38.5 billion and that they will grow to $46.9 billion by 2009. In 2004, based on industry analyst reports and available market data, we estimate that ten of the 92 drugs exceeding $1 billion in annual sales were anti-infective drugs. However, current treatment alternatives for a number of infectious diseases remain limited. Pharmaceutical companies continue to focus on addressing unmet medical needs, including greater efficacy, fewer side effects, fewer drug interactions and improved convenience, such as oral dosing. For a number of infectious diseases, increased resistance to existing therapies continue to develop, creating an on-going need for new therapies.
     Anti-infective compounds often have a favorable clinical path when compared to compounds in other therapeutic areas. Although early-stage clinical results in the drug development process are often not predictive of results in later-stage, large-scale trials, preclinical and early clinical data of anti-infective compounds have been demonstrated to be more predictive of a product’s clinical success than many other classes of drugs. In addition, clinical trials of anti-infective compounds generally have endpoints that can be achieved and measured in shorter time frames, thereby lowering the development risk profile and potentially resulting in less expensive and shorter clinical development cycles. As a result, the success rate of clinical trials in the anti-infective area is higher than many other therapeutic areas, including oncology, cardiovascular and central nervous system disorders.
     Hepatitis C Virus
     Hepatitis C virus causes inflammation of the liver and degradation of liver function. It is estimated by the WHO that 170 million people are infected with HCV. In the U.S. alone, the Center for Disease Control (CDC) estimates that 4 million people have been infected with HCV, 2.7 million of whom remain chronically infected. Moreover, each year about 35,000 patients in the U.S. become acutely infected, and of those, 70 percent will become chronically infected. Patients with chronic infections are often diagnosed when they exhibit impaired liver function, which can progress to severe liver disease, such as cirrhosis or liver cancer.
     The CDC reports approximately 70 to 80 percent of individuals infected with HCV progress to chronic hepatitis. About 10 to 20 percent of these patients develop cirrhosis over a period of 20 years, with approximately 1 to 5 percent progressing to end-stage liver disease or liver cancer in their lifetime. In total, the National Institutes of Health reports that HCV causes 10,000 to 12,000 deaths a year in the U.S., and the CDC estimates the annual mortality rate could increase to 38,000 by the year 2010, surpassing the number of deaths attributed annually in the U.S. to HIV/AIDS.
     The most common symptoms of chronic hepatitis include an enlarged liver and spleen, jaundice, muscle wasting, excoriations (the result of scratching), ascites (swelling of the abdomen) and swelling of the ankles.
     There is currently no vaccine available to prevent the spread of HCV. The current standard of care for chronic HCV is a combination of pegylated interferon-alpha and ribavirin. According to industry analyst reports and available market data, only about 100,000 patients in the U.S. receive treatment for HCV. In spite of the current low penetration rate of existing drugs, based on industry analyst reports and available market data, we estimate that annual U.S. sales of drugs for the treatment of HCV, including pegylated interferon-alpha and ribavirin, are approximately $3.5 billion. Sales of HCV drugs are expected to grow due to improved market penetration through improvements in therapies such as replacing injectable interferon with oral drugs, increasing awareness and improving diagnosis rates.

     Interferon-alpha is administrated by injection and results in abnormally high levels of this cytokine circulating systemically throughout the body. Therapy with interferon-alpha causes a number of side effects in many patients, including depression, drops in blood cell count and flu-like symptoms, often experienced during the entire standard year-long primary course of therapy for treatment of HCV. These side effects may make patients feel worse than foregoing treatment, which reduces their motivation to continue HCV therapy. Many patients take additional drugs to treat these side effects, further increasing the cost and the risk of additional side effects to the patient. As a result, poor compliance with the HCV course of therapy may decrease the patient response rate.
     In addition to the side effects, current therapies do not provide sustained elimination of the virus, or sustained virologic response for many infected patients. For example, 47 to 54 percent of the genotype 1 patients, which represent the largest portion of the U.S. infected population, do not achieve sustained virologic response six months after the end of the treatment. Due to the lack of alternative treatments, patients without a sustained virologic response have no other treatment option but to undergo a second 48-week course of interferon-alpha-based therapy with a different brand of interferon-alpha. This second course of therapy subjects the relapse patient to a similar risk of side effects as the previous course of therapy.
     Hepatitis B Virus
     Hepatitis B virus is a significant global health problem that can cause both acute and chronic viral infections. According to the WHO, more than 2 billion people alive today, or approximately 30% of the world’s population has been infected with HBV at some time in their lives, and approximately 350 to 400 million people remain chronically infected and become carriers of HBV. There are an estimated 1.25 million individuals with HBV in the U.S. and 3.3 million in the European Union (E.U.). Of chronic HBV carriers, WHO estimates 15 to 40 percent will develop serious consequences of infection during their lifetime, including loss of liver function, cirrhosis, and liver cancer, and approximately 1.3 to 1.5 million people die each year from chronic HBV or related conditions. According to the WHO, HBV is the 10th leading cause of death each year worldwide. In the U.S., an estimated 5,000 people with HBV-liver disease die annually. Based on industry analyst reports and available market data, we estimate that the current annual market for HBV therapy is approximately $300 million and that it will grow to approximately $1.5 billion by 2010. The anticipated market growth is expected to be attributable to the continued need for improved drugs to fight the development of resistance and to improve efficacy rates.
     The development of virus resistant to direct antiviral therapies is a growing problem in HBV infected patients due to the virus’ ability to mutate rapidly. Genetically altered HBV that is resistant to lamivudine can be detected in 14 to 32 percent of patients after one year of lamivudine treatment. The proportion of patients with genetically resistant HBV increases with the duration of treatment, such that after four years of treatment with lamivudine about two thirds of patients carry resistant virus. Adefovir is an additional direct antiviral therapy approved in the U.S. and Europe for the treatment of HBV. Adefovir is primarily prescribed for patients who failed frontline lamivudine treatment. Lamivudine and adefovir have significant limitations as long-term therapies, including the potential for renal toxicity associated with adefovir, and the emergence of HBV variants resistant to lamivudine.
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
     While resistance to antibiotics has developed in all settings, resistance among pathogens associated with bacterial infections acquired in the hospital setting has emerged at especially high rates. According to one industry source, each year, more than two million hospital-acquired infections occur in the U.S. with 50 to 60 percent of them caused by bacteria resistant to one or more previously effective antibacterial compounds.
     TLR Agonists in Infectious Diseases & Cancer
     As key regulators of both innate and adaptive immune responses, TLRs have been shown in research studies to affect several diseases, including certain cancers. Specifically, TLR-7 agonists have been evaluated clinically for treatment of cancer.
     Topical Aldara™ (imiquimod) is used for the treatment of superficial basal cell carcinoma. Unfortunately, however, imiquimod is poorly tolerated when administered orally, limiting its utility for broader indications requiring systemic exposure.

     Additional justification for the investigation of TLR-7 agonists for the treatment of cancer comes from the many studies conducted with TLR-9 agonists. TLR-7 and TLR-9 agonists share common signaling pathways, partially overlap in cell-type expression, and have comparable direct and indirect activities as immunostimulants. A large body of data exists from animal models and human studies indicating the utility of appropriately modified natural agonists of TLR-9 either in monotherapy or combination therapy for the treatment of cancer.
Our Strategy
     Our objective is to become one of the key companies in the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis, other serious infections, and cancer. Main aspects of our corporate strategy to achieve this objective include the following:
•	Advance the Development of Our Lead Compounds in HCV and HBV. We are developing our two most advanced clinical compounds for the potential treatment of HCV and HBV. In particular, during 2006 we expect to:
•	Complete the Phase Ib 28-day clinical trial of ANA975 in HCV patients.

•	File an Investigational New Drug (IND) application for ANA975 in HBV and initiate a clinical trial of ANA975 in HBV patients.

•	Complete the Phase II clinical trial of ANA380 in lamivudine-resistant HBV patients.
•	Advance the Development of a Product Candidate in Cancer. We have selected ANA773, a compound derived from our proprietary TLR drug discovery and delivery platform, for clinical development in certain cancers. During 2006 we expect to:
•	File an IND application for ANA773.

•	Commence clinical trials of ANA773.
•	Advance the Development of Another Lead Compound in HCV. We are advancing AN 025-1, a series of non-nucleoside inhibitors of HCV NS5B polymerase. During 2006 we expect to:
•	Nominate a specific compound from the AN 025-1 series and pursue its preclinical development as an orally administered direct antiviral drug for the treatment of chronic HCV infection.
•	Expand Our Product Candidate Portfolio. We intend to expand our product candidate portfolio in the anti-infectives and cancer markets by leveraging our expertise in TLR-based small molecule product candidates and structure-based drug design. In particular, we plan to:
•	Utilize our internal drug discovery capabilities to identify and develop promising product candidates for the anti-infective markets.

•	Establish additional strategic collaborations to optimize our product candidate portfolio, exploit additional TLR-based therapeutic opportunities and broaden our discovery technology.

•	Continue our focus on TLR-based biology and chemistry, which offer new opportunities for the development of small-molecule, immune-based antiviral and cancer medicines.

•	Extend our leadership in structure-based drug design. We continue to identify and prioritize small molecules directed at key viral protein targets for combating infectious diseases.

•	Commercialize Our Product Candidates. We intend to commercialize in the U.S. certain compounds for which we receive regulatory approval. To further our commercialization efforts, we expect to:
•	Either co-commercialize ANA975 in the U.S. with Novartis, assuming marketing authorization by the FDA, and receive royalties on net sales of ANA975 in the rest of the world, or forego co-commercialization and opt to receive royalties on net sales of ANA975 on a worldwide basis.

•	Either commercialize ANA380 in our territories or enter into a partnership with a large pharmaceutical company, such as Novartis, in which we would either co-commercialize ANA380 in certain countries and receive royalties in other countries, or receive royalties for all our territories.

•	Establish strategic collaborations to market other potential product candidates in the U.S., Europe, Asia and elsewhere. We may also explore the possibility of using TLR agonists in other indications and may enter into strategic partnerships for the development and commercialization of such therapies. With respect to product candidates that are not of strategic interest to us, we may license development and/or commercialization rights to collaborators in exchange for up-front payments, research funding, milestone payments and/or royalties.

     Our Development Programs
     The following table illustrates our most advanced product candidates for the treatment of hepatitis, other serious infections, and cancer and indicates their current stage of development.
     HCV Programs
     ANA975
     Our most advanced HCV product candidate is known as ANA975, which is based on our proprietary small-molecule compound isatoribine. ANA975 is a distinct chemical entity that is administered orally and then is converted rapidly into the active compound, resulting in isatoribine in the bloodstream. Isatoribine interacts with a specific receptor, or protein, named Toll-Like Receptor 7 (TLR-7), leading to interferon (IFN) production. We believe isatoribine activates the body’s innate immunity and triggers a specific cellular response to viral infections, including localized production of natural interferons and other cytokines. This represents a new mechanism of action for the treatment of HCV that we believe may offer improved therapeutic benefits over existing therapies. Because the underlying mechanism of action for ANA975 is the same as for isatoribine, we expect that the knowledge we derived from our clinical development of isatoribine will help to accelerate the development of ANA975.

     Prior to human dosing of ANA975, we conducted a series of preclinical toxicology studies, including in vitro and in vivo safety pharmacology studies, in vitro genetic toxicology studies and in vivo repeat dose toxicology studies. Based on favorable outcomes of these studies, in December 2004 we filed an Investigational Medical Product Dossier with the U.K. health authorities, known as MHRA, requesting permission to commence human dosing of ANA975. Such permission was granted in January 2005.
     In January 2005 we initiated Phase I clinical trials of ANA975 in healthy volunteers at a clinical center in the U.K. to assess the safety, tolerability and pharmacokinetics of ANA975. The first Phase I clinical trial (Study 501) was an open-label, ascending single-dose evaluation of an oral solution of ANA975 at dose levels of 400 mg, 800 mg and 1200 mg. Results from this study indicated that the plasma concentrations of isatoribine after single-dose administration of an oral solution of ANA975 at 400 mg, 800 mg or 1200 mg were similar to concentrations found in previous clinical studies in which intravenous isatoribine was administered at comparable dose levels.
     In July 2005 we initiated a second Phase I clinical trial (Study 502) at a clinical center in the U.K., which was a placebo-controlled, double-blinded, multiple-dose evaluation of ANA975 in a capsule formulation with three daily dose levels of 400 mg, 800 mg, and 1200 mg. Separate cohorts of healthy volunteers received one dose per day (QD) or two doses per day (BID) for 14 days.
     In August 2005 we initiated a third Phase I clinical trial (Study 503) at a clinical center in the U.S. to study the effects of food and antacid on single doses of the ANA975 capsule formulation. This study followed the acceptance of our IND filing for ANA975 by the United States Food and Drug Administration (FDA) in August 2005. Healthy volunteers in this study received a single 800 mg dose of ANA975 on three separate occasions, once without food, once with food, and once with antacid.
     To date, ANA975 has been administered to more than 90 healthy volunteers. Data from all three Phase I clinical trials indicate that ANA975’s bioavailability in terms of isatoribine plasma exposure was in excess of 85 percent. In addition, ANA975 was safe and well tolerated in the healthy volunteers, although definitive conclusions regarding product safety cannot be made until the results of additional pre-clinical testing and future clinical trials of longer duration in more patients are known.
     Results from the three completed Phase I trials (501, 502, and 503) helped us to select dose levels for the current Phase 1b clinical study in HCV infected patients. The current trial, which is being conducted at multiple centers in the U.S. and the E.U., is evaluating the safety, tolerability and viral load reduction of ANA975 administered orally in a capsule formulation at multiple doses for 28 days in previously untreated patients chronically infected with hepatitis C viral genotype 1. In the Phase Ib study, patients are receiving either ANA975 or a placebo administered orally once daily or twice daily.
     Other HCV Programs
     We have investigated additional mechanisms of action that may confer therapeutic potential for HCV. Leveraging our core capabilities in structure-based drug design and medicinal chemistry, we expect to select a product candidate from our NS5B HCV polymerase program, known as AN 025-1, in 2006.
     One of the key viral proteins required of HCV replication is the polymerase. Its central function is to stimulate production of new RNA from an existing RNA template. Seeking to disrupt new RNA production, our researchers have analyzed the entire surface of the HCV polymerase for potential binding sites important for enzyme function. The compounds we are optimizing currently appear to have a potency that is highly competitive to comparable polymerase inhibitors in clinical development.
     HBV Programs
     ANA975
     We are pursuing the development of one or more product candidates for the treatment of HBV. We believe that ANA975 may have activity against chronic infections caused by HBV. Because interferon alpha is approved for use in the treatment of both HCV and HBV, we expect that the mechanism of action of isatoribine may provide utility in HBV-infected patients in a similar manner as in HCV-infected patients. As a result, we are exploring the use of ANA975 for the treatment of HBV, both as a single agent and in combination with nucleoside or nucleotide analogs. Accordingly, we plan to file an IND application with the FDA for the treatment of HBV and initiate clinical studies in 2006.

     ANA380
     In February 2006, we finished dosing ANA380 in an open label, multi-center, dose-escalation Phase II clinical trial, evaluating the safety and antiviral activity of ANA380, a nucleotide analog, in patients with lamivudine-resistant (lamR) HBV infection. To date, we have analyzed principal findings from the study. More detailed data from the trial are scheduled to be provided at an oral presentation at the 41st Annual Meeting of the European Association for the Study of the Liver (EASL) in Vienna, Austria, to be held on April 26-30, 2006.
     The principal findings were based on an analysis of data from 12 weeks of dosing in 59 patients with lamivudine-resistant HBV. Each of the patients in the study had been previously treated with lamivudine, the current standard of care for HBV patients, and was documented to have genetically-encoded lamivudine resistance. In this Phase II clinical trial, each of the patients was enrolled in one of five cohorts and received either 30 mg, 60 mg, 90 mg, 150 mg, or 240 mg of ANA380 once daily by oral administration for 12 weeks.
     Patients receiving either 90 mg, 150 mg or 240 mg of ANA380 achieved viral load reductions in serum HBV DNA of 3.8 to 4.0 log10 units (greater than 99.9% clearance of the virus in plasma) at week 12. In addition to the significant viral load reduction observed, the levels of alanine aminotransferase (ALT) were also substantially reduced. A decline in ALT levels, a commonly used marker of hepatocyte injury, typically indicates a reduction in inflammation associated with HBV infection.
     ANA380 was safe and well tolerated in the study, and there were no serious adverse events (SAEs) or dose-limiting toxicities reported. However, definitive conclusions regarding efficacy and product safety and tolerability cannot be made until the results of future clinical trials of longer duration in more patients are known.
     We have an exclusive license from LG Life Sciences for the development and commercialization of ANA380 for chronic HBV in North America, Europe, Japan and most other countries in the world other than China, Korea, India and countries in Southeast Asia. We are currently co-developing ANA380 with LGLS. As part of our collaboration agreement with Novartis around ANA975 in HCV and HBV, we granted Novartis an exclusive option to evaluate and potentially license our rights to ANA380. Given the increased number of currently available treatments for HBV as well as those in development, we are currently evaluating the competitive landscape as well as the need for a strong commercial partner to advance the development and potential commercialization of ANA380.
     Cancer Program
     ANA773
     We believe that our most recently selected product candidate, ANA773, may have significant potential for treating a variety of diseases, in particular certain cancers. The selection of this compound for clinical development, which we reported in December 2005, marks a new step in our proprietary TLR-7 drug discovery and delivery platform. A TLR agonist for treating cancer is not without precedent. The FDA has approved a TLR-7 agonist in a topical application, marketed as Aldara™ (imiquimod), for treating superficial basal cell carcinoma and external genital and perianal warts. In addition, Pfizer, in collaboration with Coley Pharmaceuticals, is currently conducting a late stage clinical trial of a TLR-9 agonist for the treatment of cancer. We expect to file an IND to study ANA773 in cancer and initiate a Phase I clinical trial in the second half of 2006.
     Bacterial Ribosomal Translation Inhibitors
     Through our discovery work around bacterial ribosomal translation inhibitors, we have identified a novel class of molecules that have the potential to act against certain bacterial infections, including serious hospital-based infections, by inhibiting ribosomal function, which is the ability to synthesize new proteins. Our prior efforts have yielded a class of proprietary compounds that exhibit in vitro antibacterial activity on various infectious agents, or pathogens, that are resistant to current antibiotic drugs. We will consider pursuing further research and development of one or more of these compounds with appropriate partners.

     Additional Oral Prodrugs of TLR-7 Agonists: AN 033-1
     We are also exploring the development of oral prodrugs of other TLR-7 agonists, which could have utility in a number of viral and non-viral therapeutic applications. One such series is referred to as AN 033-1.
Our Drug Discovery and Development Capabilities
     We intend to expand our product candidate portfolio by utilizing our internal drug discovery and development capabilities. Our drug discovery efforts have a particular focus on both TLR-based small molecules and structure-based drug design. We believe this enables us to engage in the efficient discovery and development of new product candidates. We have developed expertise in identifying and prioritizing targets, high-throughput screening and medicinal chemistry. The following chart illustrates the various stages of the drug discovery and development process to which our capabilities and technologies are being applied.
Enabling Technologies and Capabilities
Core Expertise
     TLR-Based Small-Molecule Product Candidates
     We are using the clinical proof-of-concept that we previously established with isatoribine together with our expertise in TLR-based biology and chemistry to build a portfolio of product candidates. TLRs are present in certain immune system cells and serve to activate the body’s immune system. There are 11 known human TLRs that have been identified by researchers in recent years. Our effort in this area focuses on small molecules targeting TLRs specifically associated with viral infections and cancer.
     We believe that certain TLRs offer new opportunities for the development of small-molecule immune-based medicines for viral diseases and cancer. We believe these same TLRs also have the potential to address other therapeutic applications such as asthma, allergies and vaccine adjuvants. We will consider pursuing these additional therapeutic areas with appropriate partners.

     Structure-Based Drug Design & Medicinal Chemistry
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
     Structural information on a given target can be useful during the initial stages of a drug discovery program as we seek to increase binding affinity or during later stages as we seek the optimal balance of many parameters that ultimately control the pharmacology of drug candidates.
Collaboration and Licensing Agreements
     Novartis International Pharmaceuticals Ltd.
     On June 1, 2005, we entered into a License and Co-Development Agreement with Novartis for the development and potential commercialization of ANA975 and potentially additional TLR-7 oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications. Under the agreement, the parties are collaborating to develop one or more isatoribine prodrugs or other TLR-7 compounds for the treatment of HCV and HBV. Novartis has exclusive worldwide rights to such compounds, subject to our co-promotion option in the United States, described below.
     During July 2005, we received from Novartis an upfront license payment of $20 million, and in September 2005 we received a $10 million milestone payment triggered by the acceptance of our IND filing application with the United States Food and Drug Administration for ANA975. We could receive up to an additional $540 million for achievement of specified development, regulatory and sales milestones. Receipt of future milestone payments is subject to the attainment of product development and commercialization objectives under the agreement.
     Under the Agreement, Novartis is funding 80.5% of the development costs of the lead product candidate, and we are funding 19.5% of such development costs, subject to certain limitations. Development under the collaboration is overseen by committees with equal representation by the parties, with Novartis having the final right to make certain decisions. If a product is approved for sale, we are also eligible to receive royalties that will increase with increasing levels of sales of marketed products, subject to reduction to account for payments made by Novartis to third parties for any required licenses and for generic competition in certain circumstances. In addition, we have the option to co-promote the lead product in the United States for the HCV and HBV indications. If we exercise our co-promotion option, we will fund 35% of the U.S. commercialization costs for the lead product, subject to certain limitations, and receive 35% of profits from U.S. sales of the lead product instead of royalties on U.S net sales for the HCV and HBV indications. Whether we exercise the co-promotion option or not, we will receive royalties on net sales of products for HCV and HBV indications outside the U.S.
     In addition, under the terms of the Agreement we have granted Novartis a time-limited exclusive option to evaluate and potentially license from us our rights to ANA380, a compound currently in Phase II clinical trials that we are jointly developing with LG Life Sciences.
     Hoffmann-La Roche Inc.
     On July 28, 2004, we entered into a drug discovery collaboration with Hoffmann-La Roche, Inc. (Roche). Under the terms of the agreement, we receive research and development funding from Roche, and in exchange we engage our drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. Under the terms of the agreement, we were entitled to receive up to $2.6 million in research funding and, if certain milestones are achieved, are entitled to certain milestone payments which may total up to $10.0 million for each product candidate and royalties on net sales of any new drug resulting from the collaboration that is commercialized by Roche. There is no guarantee that we will receive any milestone or royalty payments under this agreement. Under the terms of this agreement, we have received $2.5 million from Roche through research funding payments of which approximately $1.7 million was recorded as revenue during the year ended December 31, 2005. During the first quarter of 2006, we completed our performance under this agreement.

     LG Life Sciences, Ltd.
     On April 18, 2004, we entered into a global joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection. Our commercialization territories are North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, we are sharing the costs for the global clinical development of ANA380 with LGLS. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. In addition, we may be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. Under the agreement, we will pay royalties to LGLS on any product sales in our territories and will receive royalties from LGLS on any product sales in China. We have granted Novartis a time-limited exclusive option to evaluate and potentially license from us our rights to ANA380.
     Aphoenix, Inc.
     On September 3, 2004, we entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, we will receive research funding of $1.25 million over the three-year term of the agreement. As of December 31, 2005, we have received $875,000 in research funding from Aphoenix of which approximately $94,000 was recorded as revenue for the year ended December 31, 2005 and the remainder has been deferred. We may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration. There is no guarantee we will receive any royalty payments or milestone payments under the agreement.
     Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.)
     In December 2002, we entered into an agreement with Valeant and Ribapharm, Inc., which replaced and superceded prior agreements from 1999 and early 2000 relating to our exclusive license from these licensors of six compounds (including isatoribine). Under the current agreement, we have an exclusive worldwide license to six antiviral compounds (including isatoribine), their prodrugs, metabolites, and the methods of using such compounds, prodrugs and metabolites. We also have the right to receive assignment of the issued patents covering the licensed matter at the time the patents are issued. Under the agreement, we are entitled to receive milestone payments, which may total up to $425,000 for each product candidate if certain clinical milestones are achieved. In connection with this agreement we have a minimum royalty commitment of $50,000 and $75,000 for the years ended December 31, 2006 and 2007, respectively, and $100,000 for each of the nine years thereafter.
Manufacturing and Supply
     All of our manufacturing is out-sourced to third parties, with control by our internal managers. We believe there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs. We rely on third-party manufacturers and our collaborators to produce sufficient quantities of ANA975 and ANA380 for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of ANA975, ANA380 and for any other potential products for which we retain significant development and commercialization rights. All of our current product candidates are small-molecule drugs. Historically, these drugs have been more simple and less expensive to manufacture than biologic drugs.
Intellectual Property and Patents
     Our policy is to pursue patents and to otherwise endeavor to protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely upon trade secrets that may be important to the development of our business.

     Our success will depend in large part on our ability to:
•	Obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	Defend and enforce our patents;

•	Preserve the confidentiality of our trade secrets; and

•	Operate without infringing the patents and proprietary rights of third parties.
     As of December 31, 2005, we had approximately 18 patents issued in the U.S. and 27 foreign patents. Of these, two of the U.S. patents and approximately 25 of the foreign patents relate to isatoribine and expire in 2007 or 2008. We obtained rights to these patents through our agreement with Valeant Pharmaceuticals International. In addition, as of December 31, 2005, we had over 90 pending patent applications, both foreign and domestic. The patents and patent applications include coverage of our drug discovery technologies, composition of matter claims as well as method of use claims. Two pending U.S. patent applications and approximately 75 pending foreign patent applications relate to ANA975. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods and compositions of matter in order to enhance our intellectual property position in our areas of therapeutic focus.
     After the patents related to isatoribine expire, we will have no direct means to prevent third parties from making, selling, using or importing isatoribine in the U.S., Europe or Japan. Our current plans are to pursue the development and commercialization of oral prodrugs of isatoribine for which we have applied for composition of matter patent coverage. If we were to decide to commercialize isatoribine, we would need to rely upon the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation. For NDAs for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. Although statutory market exclusivity in the U.S., Europe and Japan may apply even when the composition of matter patent has already expired, we cannot guarantee that isatoribine would qualify for such market exclusivity if we were to pursue such market exclusivity.
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

Competition
     The biotechnology and pharmaceutical industries are very competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and medical conditions that we are targeting. We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV and certain cancers and bacterial and other viral infections. Due to the level of focus on developing treatments for these indications, ongoing research efforts are intense and new treatments are being sought out and developed by our competitors.
     Various companies are developing or commercializing products that are used for the treatment of chronic viral HCV, chronic viral HBV, other serious infections and cancers that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly or indirectly with ANA975, ANA380 or ANA773.
     Treating HCV with Interferon-based Therapies
     Interferon-related therapies have been the standard treatment for HCV since the mid-1990s. Although interferons show antiviral effects, they are injectable products and cause numerous side effects. Next generation interferon-based therapies, so-called pegylated interferons, were developed to provide an improved dosing regimen with both Pegasys (marketed by Roche) and Peg-Intron (marketed by Schering-Plough) approved as once-per-week products.
     However, many patients experience unpleasant side effects when receiving interferon-based therapies, including flu-like symptoms such as fatigue, pyrexia, myalgia, cough, headache, and rigors, psychiatric reactions, such as depression, irritability and anxiety, as well as neutropenia and thyroid dysfunction. Due to the nature of HCV infection, patients may not show any symptoms from the HCV itself when they initiate therapy. Ironically, harsh side effects often make patients feel sicker than the disease itself. As a result, physicians often delay treatment of HCV-infected patients until tests of liver function demonstrate initial liver degeneration due to the infection. According to the National Institutes of Health, these side effects have caused discontinuation of treatment in approximately 10 to 14 percent of patients. These side effects also require additional drug therapies, which increase the cost to the patient. Further, the optimal dose, treatment length and response rates to interferon and ribavirin therapy vary considerably based on HCV genotype as well as the use of monotherapy versus combination therapy.
     Our internal market research analysis leads us to believe that an oral formulation of ANA975 would be well received by patients and physicians and could potentially replace pegylated interferon in certain populations, especially where patient compliance is a concern. Currently available pegylated interferons are presented in a once-a-week injection for 24-48 weeks, an inconvenient but necessary treatment due to the lack of alternative oral formulations. Once side effects and the inconvenience of once-a-week injections are managed, patients infected with genotype-1 virus, the most frequent genotype in the U.S., should expect no more than a 50 percent chance of suppressing the virus six-months after the end of treatment, which for HCV, is referred to as achieving a sustained viral response (SVR). In addition to an improved route of administration, product candidates such as ANA975 may offer significant clinical benefit to HCV patients with expected fewer side effects and potentially an improved SVR.

     Assuming marketing authorization by the FDA, ANA975 would be competing to replace various interferon-based treatments for HCV already approved and on the market, including: Peg-Intron (pegylated interferon-alpha-2b) and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough and Pegasys (pegylated interferon-alpha-2a) and Roferon-A (interferon-alpha-2a), which are marketed by Roche.
     Direct Antivirals in Development for Treating of HCV
     With the possible approval of direct antiviral HCV treatments in the next several years, the potential of ANA975 could be further enhanced. First-in-class direct antivirals are currently being investigated in conjunction with interferon-based treatments, with and without ribavirin. Valopicitabine (NM-283, Novartis/Idenix), an oral NS5b polymerase inhibitor, is currently completing Phase 2b trials. In addition, VX-950 (Vertex/Mitsubishi) and SCH-503034 (Schering-Plough), oral NS3 protease inhibitors, are currently in Phase 2 clinical trials. If ANA975 is successful in competing with interferon-based products in current standard-of-care regimens, we believe that ANA975 would have the potential to be used in place of interferon-based products and in combination with direct antivirals.
     Treating HBV with Direct Antivirals & Interferon
     Current small-molecule treatments for HBV include lamivudine (Zeffix/Epivir HBV) from GlaxoSmithKline and adefovir (Hepsera) from Gilead. Recently, Intron-A and Pegasys have been approved in the U.S. and Europe for the treatment of HBV. Also, entecavir (Baraclude) from Bristol-Myers Squibb Co. has recently received FDA approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread), an approved HIV compound from Gilead, is progressing through a Phase III trial to gain a label claim for HBV. Several other compounds are being studied in Phase III clinical trials, including telbivudine from Idenix-Novartis, which filed a NDA with the FDA in January 2006. Direct antiviral therapies offer an improved treatment alternative over interferon-based therapies because of their improved side effect profile and more convenient oral formulation. However, currently marketed antiviral therapies have significant long-term limitations, including incomplete seroconversion (restoration of immune containment of the virus), and the emergence of HBV variants resistant to lamivudine.
     Competitive Risks
     Because we have only completed a Phase Ib clinical trial of isatoribine in HCV and three Phase I clinical trials (Study 501, Study 502 and Study 503) of ANA975 in HCV, and ANA380 is currently in only a Phase II clinical trial in HBV, it is difficult to predict the efficacy that these product candidates will demonstrate in larger, more diverse patient populations infected with both HCV or HBV. It is also difficult to predict whether these product candidates will be used as single agents or in combination therapies, or if these product candidates will cause any toxicity issues, potential side effects, or other negative indications associated with their long-term use. During the course of future clinical trials, we may discover that these product candidates are less effective, require unacceptable dosing regimens, or have a similar side effects profile as the profile associated with current therapies. This may result in our product candidates being less advantageous or less desirable from a patient and treating physician perspective as compared to current therapies for HCV or HBV.
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
     We expect that competition among HCV, HBV and certain cancer and antiviral products approved for sale will be based on various factors, including improved product efficacy, safety and tolerability, ease of administration (e.g., oral vs. intravenous administration), availability, price, reimbursement status and patent position. Potential competitors may develop treatments for HCV or HBV or other technologies and products that are more effective and/or safer or more convenient than our product candidates or that would make our technology and product candidates obsolete or non-competitive.

Government Regulations
     We are subject to regulation by the U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in foreign countries with respect to the development and commercialization of products and services resulting from our drug discovery activities. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, record keeping, advertising and promotion of these products and services.
     As an initial step in the drug approval process of pharmaceuticals, an applicant typically conducts preclinical laboratory and animal studies of the product candidate. Following these studies, the applicant will submit an Investigational New Drug (or equivalent) (IND) application to the FDA (or comparable foreign regulatory agency). Once the IND becomes effective, the applicant can commence clinical studies of the product candidate in humans to determine safety, tolerability and efficacy. Following clinical studies, the marketing of a new drug requires the filing of a New Drug Application (NDA) with the FDA and its subsequent approval (similar requirements exist within foreign agencies). The process required by the FDA and comparable agencies before a pharmaceutical or biologic device may be marketed in the U.S. or in any other country generally requires many years and substantial effort and financial resources, and approval from the FDA may not be received in a timely manner, if at all. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based upon the type, complexity and novelty of the product or the targeted disease. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.
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
     Frequent reports are required in each phase, and, if unwarranted hazards to subjects are found, the FDA may request modification or discontinuance of clinical testing until further preclinical testing is conducted. Additional testing (Phase IV) may be conducted after FDA approval for marketing is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations as well as to test for complications resulting from long-term exposure not revealed in earlier clinical testing. Phase IV testing is often similar to Phase II evaluation of efficacy testing using a carefully selected clinical population.
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
Employees
     As of March 1, 2006, we had 92 full-time employees, including 75 in research and development, and the balance in general and administrative positions, with 45 of our employees holding Ph.D. degrees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Executive Officers
     The following table sets forth information regarding our executive officers as of December 31, 2005:

Name	Age	Position
Kleanthis G. Xanthopoulos, Ph.D	47	Chief Executive Officer, President and Director
Stephen T. Worland, Ph.D.	47	Executive Vice President, Pharmaceuticals
Devron R. Averett, Ph.D.	56	Chief Scientific Officer
Jennifer K. Crittenden	46	Vice President, Finance
Mary Yaroshevsky-Glanville	41	Vice President, Human Capital
Elizabeth E. Reed, J.D.	34	Senior Director, Legal Affairs and Corporate Secretary
     Kleanthis G. Xanthopoulos, Ph.D. is one of our co-founders and has served as our President and Chief Executive Officer and as a Director since May 2000. From 1997 to 2000 he held a variety of positions at Aurora Biosciences Corporation, including Vice President, Genomics & Molecular Biology. Dr. Xanthopoulos was a Section Head of the National Human Genome Research Institute at The National Institutes of Health. Dr. Xanthopoulos was a Postdoctoral Research Fellow at the Rockefeller University from 1987 to 1990 and an Associate Professor of Molecular Biology at the Karolinska Nobel Medical Institute, Sweden from 1991 to 1995. Dr. Xanthopoulos is also a member of the board of directors of Odyssey Thera, Inc. and BIOCOM, Southern California’s life science industry association. An Onassis Scholar, Dr. Xanthopoulos received his B.Sc. in Biology with honors from Aristotle University of Thessaloniki, Greece, and received both his M.Sc. in Microbiology and Ph.D. in Molecular Biology from the University of Stockholm, Sweden.
     Steve Worland, Ph.D. joined us as our Chief Scientific Officer in 2001 and was promoted to Executive Vice President, Head of Research and Development in October 2004. In December 2005 he was named Executive Vice President, Pharmaceuticals, assuming additional responsibilities, including strategic planning and corporate development, while continuing to lead Anadys’ R&D efforts. From 1999 to 2001 he was Vice President, Head of Antiviral Research, at Agouron Pharmaceuticals, a Pfizer Company. Dr. Worland was at Agouron from 1988 through the acquisition of Agouron by Warner-Lambert in 1999. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. He received his B.S. in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.
     Devron R. Averett, Ph.D. joined us as our Senior Vice President, Research, Development and Medical in 2000 and later served as Senior Vice President, Drug Development before he was promoted to Chief Scientific Officer in October 2004. From 1996 to 1999, Dr. Averett was Senior Vice President, Research and Development for Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.). Prior to this, Dr. Averett held a variety of positions of increasing responsibility at Glaxo Wellcome and Burroughs Wellcome Co., culminating in global leadership roles in discovery and clinical virology. Dr. Averett received his B.S. in Chemistry and M.S. in Microbiology from the University of Georgia and his Ph.D. in Microbiology and Immunology from the University of North Carolina.
     Jennifer K. Crittenden joined us in February 2005 as our Vice President of Finance. She has over 17 years of experience, most recently as Vice President of Finance for Smith & Nephew’s Wound Management Division in La Jolla, California where she served from October 2002 to February 2005. From March 1997 to October 2002, she was engaged by the Dermagraft Joint Venture, a partnership between Smith & Nephew, a UK-based healthcare company, and Advanced Tissue Sciences, initially as Controller and then as Senior Director of Finance. Prior to Smith & Nephew, she spent eight years in various roles of increasing responsibility at Bristol-Myers Squibb, most recently as Director of Corporate Finance. Ms. Crittenden received her MBA in Finance and MIS from the Kelley School of Business at Indiana University.
     Mary Yaroshevsky-Glanville joined us in April 2001and has served as our Vice President, Human Capital since December 2005. Ms. Yaroshevsky- Glanville served as our Senior Director, Human Capital from August 2002 to December 2005 and Director of Human Capital from April 2001 to August 2002. She served as Director of Human Resources at Inflazyme Inc. from 2000 to 2001. Prior to that time, Ms. Yaroshevsky-Glanville served as Director of Human Resources at Inex Pharmaceuticals Corp. from 1995 to 2000 and as Manager, Human Resources and Office Administration at Inex from 1994 through 1995. Ms. Yaroshevsky-Glanville has a Human Resources Management Certificate from the British Columbia Institute of Technology, has received a Certified Human

Resources Professional designation from the Human Resources Management Association, and holds a B.Sc. in Computer Information System Management from the DeVry Institute of Technology.
     Elizabeth E. Reed, J.D. has served as our Senior Director, Legal Affairs and Corporate Secretary since December 2002, as our Director of Legal Affairs and Corporate Secretary from January 2002 through December 2002 and as our Director of Legal Affairs from October 2001 through January 2002. Prior to joining us, Ms. Reed was associated with the law firm of Cooley Godward LLP from 1998 to 2001. Prior to Cooley Godward, Ms. Reed was associated with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Reed is a member of the State Bar of California and received her B.S. in Business Administration with an emphasis in finance from the Haas School of Business at the University of California, Berkeley and holds a J.D., cum laude, from Harvard Law School.
Company Website
     Our primary website can be found at www.anadyspharma.com. We make available free of charge at this website (under the “Investors — SEC Filings” caption) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website free of charge, and in print to any shareholder who requests it, the Committee Charters for our Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Business Conduct and Ethics will be made available on our website as soon as reasonably practicable after their execution.
     Anadys was incorporated in Delaware in September 1992 as ScripTech Pharmaceuticals, Inc., and in 1994 we changed our name to Scriptgen Pharmaceuticals, Inc. In May 2000, following the addition of a substantially new management team and the infusion of new capital, product candidates and technologies, we changed our name to Anadys Pharmaceuticals, Inc.

Item 1A. Risk Factors
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
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early stage clinical testing of compounds. Any compounds discovered or in-licensed by us will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, ANA380 and ANA975 and any other compounds we discover or in-license, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.
We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.
     We have incurred net operating losses since our incorporation in 1992 and through December 31, 2005 we have an accumulated deficit of $187.7 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA975 and ANA380. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of ANA975 and ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products.
     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR-7, and on structure-based drug design. However, structure-based drug design is difficult, time-consuming and expensive. Additionally, the interaction between isatoribine and TLR-7 represents a new mechanism of action for the treatment of HCV and HBV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV- or HBV-infected patients. Likewise, the use of a TLR-7 agonist represents a new mechanism of action for the treatment of cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA773 in cancer patients. Furthermore, there is no guarantee that TLR biology will result in an acceptable balance between therapeutic benefit and risk in any other therapeutic area, such as asthma, allergies or vaccine adjuvants. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies or capabilities, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.

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
     In July 2005, we received a $20 million license fee from Novartis in connection with the license of our product candidate ANA975 under a development, license and commercialization agreement with Novartis, dated June 1, 2005, which we refer to as the collaboration agreement. Novartis has the option to evaluate and potentially license our rights to ANA380 and additional product candidates from us. If it does so, we are entitled to receive additional license fees and payments. We may derive substantially all of our near-term revenues from Novartis. Novartis may terminate the collaboration agreement in any country or with respect to any product or product candidate licensed under the collaboration agreement for any reason. If the collaboration agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially and adversely affected.
The success of ANA975 depends heavily on our collaboration with Novartis, which was established only recently. If Novartis is unwilling to further develop or commercialize ANA975, or experiences significant delays in doing so, our business may be materially harmed.
     As a result of the joint development aspect of our collaboration agreement with Novartis, the future success of our HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975 or any other product candidate licensed under the collaboration agreement. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget, its internal development priorities or other factors affecting its business or operations. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our HCV development and commercialization efforts could be significantly impaired. If we materially breach this collaboration agreement and are unable within an agreed time period to cure such breach, the collaboration agreement may be terminated by Novartis and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
We expect to complete a 28-day clinical trial of ANA975 in HCV infected patients in 2006, and our stock price could decline significantly if the results are not favourable or are not viewed favourably.
     During 2006, we expect to complete the 28-day clinical trial currently in progress for ANA975. These results may not be favourable or viewed favourably by us or third parties, including investors, analysts or our partner Novartis. Biopharmaceutical company stock prices have declined significantly in certain instances where clinical results were not favourable, were perceived negatively or otherwise did not meet expectations. Unfavourable results or negative perceptions regarding the results of our clinical trials of ANA975, or any of our other product candidates, could cause our stock price to decline significantly.
Novartis has the right under certain circumstances to market and sell products that compete with the product candidates and products that we license to it, and any competition by Novartis could have a material adverse effect on our business.
     Novartis may under certain circumstances market, sell, promote or license, competitive products. Novartis has significantly greater financial, technical and human resources than we have and is better equipped to discover, develop, manufacture and commercialize products. In addition, Novartis has more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Moreover, any direct or indirect competition with Novartis with respect to products that we have licensed to it could result in confusion in the market. In the event that Novartis competes with us, our business could be materially and adversely affected.

We are dependent on the commercial success of ANA975 or another oral prodrug of isatoribine or other TLR-7 agonists and we cannot be certain that ANA975 or any other oral prodrug of isatoribine or other TLR-7 agonists will be commercialized.
     Most of our work to date with ANA975 has been limited to pre-clinical studies and early stage clinical trials in a small number of healthy volunteers. We have only recently begun clinical trials of ANA975 in HCV-infected patients. We will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975, another oral prodrug of isatoribine or another TLR-7 agonist. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975, another oral prodrug of isatoribine or another TLR-7 agonist. If we fail to commercialize ANA975, another oral prodrug of isatoribine or another TLR-7 agonist, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.
Because the results of preclinical studies and initial clinical trials of isatoribine, ANA975 and ANA380 are not necessarily predictive of future results, we can provide no assurances that ANA975 or ANA380 will have favorable results in later clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of isatoribine, ANA975 and ANA380 have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV or HBV. The limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations and also may not predict the ability of isatoribine to achieve a sustained virologic response or the ability of ANA380 to provide a long-term therapeutic benefit. These initial trials have not been designed to assess the long-term therapeutic utility of isatoribine, ANA975 or ANA380. We will be required to demonstrate through larger-scale clinical trials that ANA975 and ANA380 are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If ANA975, ANA380, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to ANA975 or ANA380, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
Although we have an active IND to conduct clinical trials of ANA975 for HCV in the U.S., we will need to file an additional IND application to conduct trials of ANA975 for HBV in the U.S. and will need to continue our dialogue with the FDA as we and/or Novartis conduct additional trials of ANA975 in the U.S. for either indication.
     We are currently conducting a clinical trial of ANA975 for HCV in the U.S., under an IND, and in the U.K. in accordance with applicable European Union national regulations. We will need to file an additional IND application, which will be largely based on the existing IND, before commencing clinical trials for the HBV indication in the U.S. Although we view it as unlikely, if we are unable to obtain FDA acceptance of an IND application for ANA975 for HBV, we will not be permitted to conduct clinical trials of ANA975 for HBV in the U.S. and ultimately seek or obtain U.S. regulatory approval for commercialization for this indication. In addition, as we and/or Novartis prepare to conduct additional trials of ANA975 for HCV under the existing IND, we and/or Novartis will need to continue the dialogue with the FDA to ensure that the FDA concurs with our proposed trial design. Conducting any such dialogue could potentially result in delays in the commencement of future clinical trials. As a result, any delay in either an IND becoming effective for the study of ANA975 as an HBV therapy or the commencement of future clinical trials of ANA975 could delay the further development of our lead product candidate and potential commercialization, adversely affect our collaborative relationship with Novartis and delay our ability to generate product sales.

     We may not realize the anticipated benefits of the development and potential commercialization of ANA380.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are equally conducting and funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. In addition, given the increased number of currently available treatments for HBV as well as those in development, we and LGLS are continuing to evaluate the market opportunity for ANA380. We and LGLS also are evaluating various cost-effective development alternatives for the advancement of ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. As a result of this assessment, we have chosen to offer an option to our licensing rights in ANA380 to Novartis. For a limited period Novartis retains the exclusive option to evaluate and potentially license our rights to ANA380, which they may or may not choose to exercise. The exercise of this option may affect the collaborative relationship between us, Novartis and LGLS positively or negatively, and may affect the ANA975 collaboration agreement with Novartis and ultimately our reputation and prospects. If Novartis chooses not to exercise the ANA380 license option, we may look for other potential licensing parties or we may decide to substantially limit our development of ANA380.
Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.
     Our potential drug products and our collaborators’ potential drug products will require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We commenced clinical trials of isatoribine in late 2002, and in February 2004 we commenced clinical trials of ANA971 and our joint development program with LGLS for ANA380. We commenced clinical trials of ANA975 in early 2005. As a result, we have very limited experience conducting clinical trials. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
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
     In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Delays in the completion of, or the termination of, clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.
     Once a clinical trial has begun, it may be delayed, suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities due to a number of factors, including:
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
     Although a U.S. IND covering ANA380 has been filed with the FDA, to date no clinical trials of ANA380 have been conducted in the U.S. As a result, if we or our collaborators proceed with the development of ANA380 in the U.S., the FDA may subject the clinical trial design for ANA380 to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 in the U.S. could delay the further development of ANA380 and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380, we do not have complete control over the design of the clinical trials of ANA380 and will be affected, at least in part, by decisions previously made by LGLS with respect to clinical trial structure and communications with regulatory authorities. If we pursue the development of ANA380 in the U.S., we will need to maintain open communication channels with regulatory authorities, including the FDA. Furthermore, if the FDA does not agree with our proposed clinical development plan, our clinical development plan in the U.S. and other countries may be delayed. A delay in the clinical development of ANA380 may harm the value of the program, decrease the likelihood that Novartis will exercise its option to partner ANA380, and adversely affect our ability to generate revenues.

If our efforts to obtain rights to new products or product candidates from third parties do not yield product candidates for clinical development or are not otherwise successful, we may not generate product revenues or achieve profitability.
     Our long-term ability to earn product revenue depends on our ability to identify, through internal research programs, potential product candidates that may be developed into new pharmaceutical products and/or obtain new products or product candidates through licenses from third parties. If our internal research programs to discover and develop small-molecule therapeutics for the treatment of infectious diseases and for other disease areas do not generate sufficient product candidates, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
•	we may be unable to purchase or license products or product candidates on terms that would allow us to make an appropriate return from resulting products;

•	competitors may be unwilling to assign or license product or product candidate rights to us; or

•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to small-molecule anti-infective medicines and the treatment of HCV, HBV, other serious infections and cancer.
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
     In March 2000, we acquired the exclusive worldwide rights to isatoribine and five other compounds from Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.), or Valeant, as part of an agreement with Valeant and Devron R. Averett, Ph.D. If there is any dispute between Valeant and us regarding our rights under the agreement, our ability to develop and market isatoribine or any other compound licensed from Valeant may be adversely affected. In the past we have been involved in disputes with Valeant regarding patent prosecution matters related to the licensed compounds and entered into a new agreement with Valeant in December 2002 that superseded the original license agreement and resolved these disputes. Valeant may develop technologies and products similar to the drugs we may derive from these compounds, which do not infringe the patents acquired by us. If we are not able to resolve any future license disputes that may arise or obtain adequate patent protection, our ability to develop isatoribine or the other relevant compounds may be compromised, and we may not be able to prevent competitors, including Valeant, from making, using and selling competing products, which could have a material adverse effect on our financial condition and results of operation.
Even if we successfully complete clinical trials of ANA975, ANA380 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.
     There can be no assurance that if our clinical trials of ANA975, ANA380 or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to ANA975, ANA380 or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the U.S. The FDA can and does reject NDAs and may require additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize ANA975, ANA380 or any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.
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
     The current standard of care for the treatment of chronic HCV is the combination of pegylated interferon-alpha and ribavirin. If ANA975 or any future product candidate that we discover and develop for the treatment of HCV does not provide a treatment regimen that is more beneficial than the current standard of care or otherwise provides patient benefit, that product likely will not be accepted favorably by the market. Similarly, if ANA380 does not provide a treatment regime that is more beneficial than any current or proposed therapy for the treatment of HBV, that product will likewise not be accepted favorably by the market. If any products we or our collaborations may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.
     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete; or

•	complications, such as antibiotic or viral resistance, arise with respect to use of our products.
If we were to decide to pursue the commercialization of isatoribine and were unable to obtain statutory marketing exclusivity after our patents covering isatoribine expire, we would face increased competition, which could result in reduced potential revenues.
     The primary composition of matter patents covering isatoribine will expire in 2007 and 2008. We have filed for patent protection on ANA975 and other prodrugs of isatoribine and plan to pursue commercialization of one or more prodrugs of isatoribine rather than isatoribine itself, although there can be no assurance that we will be able to secure adequate patent protection. After the patent expirations of isatoribine itself, we will have no direct means to prevent third parties from making, selling, using or importing isatoribine in the U.S., Europe or Japan. Instead, if we were to decide to pursue commercialization of isatoribine, we would expect to rely upon the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for isatoribine. For NDAs for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. This exclusivity only applies to submissions of an ANDA and would not prevent a third party from conducting pivotal clinical trials and thereafter filing a complete NDA regulatory submission for isatoribine after the patent expirations. Our competitors will be free during any period of statutory exclusivity to develop the data necessary either to file an ANDA at the end of the exclusivity period or to conduct studies in support of a complete NDA filing during the period of market exclusivity. Japanese law may provide us with marketing exclusivity in Japan for a period up to six years following Japanese marketing approval. Although statutory market exclusivity in Europe, the U.S. and Japan may apply even when the composition of matter patent has already expired, it is possible that isatoribine will not qualify for such exclusivity, or alternatively, the terms of the Hatch-Waxman Act, or similar foreign statutes, could be amended or interpreted to our disadvantage. If we were to decide to pursue commercialization of isatoribine and we did not qualify for marketing exclusivity for isatoribine, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.
We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     We will need to raise additional capital at least within the next several years to, among other things:
•	fund our research and development programs;

•	fund our share of the further clinical development and regulatory review and approval of ANA975 and ANA380;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements with our collaborators;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380 and ANA975; and

•	the extent to which we acquire or invest in other products technologies and businesses.
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
     Our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently fully develop and commercialize other potential products that may be based upon our technologies, we will either need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on existing collaborations. If we fail to establish a sufficient number of additional collaborations on acceptable terms, we may not generate sufficient revenue. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.
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
     Much of the potential revenue from our existing and future collaborations will consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of drugs developed using our technologies or capabilities. The milestone and royalty revenues that we may receive under these collaborations will depend upon our collaborator’s ability to successfully develop, introduce, market and sell new products. In addition, our existing collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies or capabilities, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases we will not be involved in these processes and accordingly will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:
•	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or other drug development priorities that our collaboration partners believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to carry the product candidate through clinical development, regulatory approval and commercialization;

•	are unable to allocate sufficient resources due to factors affecting their businesses or operations or as a result of general market conditions;

•	decide to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals; or

•	are otherwise subject to adverse events affecting their business.
     If our collaboration partners fail to develop or effectively commercialize product candidates or products for any of these reasons or for any other reason, we may not be able to replace the collaboration partner with another partner to develop and commercialize a product candidate or product under the terms of the collaboration or because we are unable to obtain a license from such collaboration partner on terms acceptable to us.
     A number of our current collaboration agreements are directed toward the discovery and development of drug candidates. Under these collaboration agreements, we generally would not earn significant milestone payments unless and until our collaborators have advanced product candidates into clinical testing, which may not occur for many years, if ever. In addition, a collaborator may disagree as to whether a particular milestone has been achieved. Consequently, we cannot guarantee that milestone payments will be received or that commercialized drugs will be developed on which royalties will be payable to us. If we are unable to generate significant milestone and royalty revenues from our collaborations, we may never attain profitability.
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
     In addition, in each of our collaborations, we generally have agreed not to conduct independently, or with any third party, activities directly competitive with the subject matter of our collaborations. Our collaborations may have the effect of limiting the areas of research, development and/or commercialization that we may pursue, either alone or with others. Under certain circumstances, however, our collaborators, may research, develop, and/or commercialize, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.
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
     We do not currently have the capabilities for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we currently expect to commercialize in the U.S. our HCV product candidate and other potential product candidates that are of strategic interest to us, because the most advanced of these product candidates are in early stage clinical development, we have not definitively determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop in the U.S. will be expensive and time-consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop in the U.S. We will also need to develop a plan to market and sell any products we may develop outside the U.S. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.
We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.
     We will need to expand and effectively develop our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.
     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV, HBV and structure-based drug design. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we lose Dr. Xanthopoulos, Stephen T. Worland, Ph.D., our Executive Vice President, Pharmaceuticals, or other members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for isatoribine, ANA975, ANA380, other oral prodrugs of isatoribine, other TLR-7 oral prodrugs or our other drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:
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
     If we fail to obtain and maintain patent protection and trade secret protection of ANA380, ANA975, other oral prodrugs of isatoribine or other TLR-7 oral prodrugs or our other product candidates, proprietary technologies and their uses, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.
If we are sued for infringing intellectual property rights of others, it will be costly and time- consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
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
     If we find during clinical evaluation that our drug candidates for the treatment of HCV or HBV or in the other fields in which we are developing products should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.
     If we fail to obtain any required licenses or make any necessary changes to our technologies, we may be unable to develop or commercialize some or all of our product candidates.
We may be involved in lawsuits or proceedings to protect or enforce our patent rights, trade secrets or know-how, which could be expensive and time- consuming.
     The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time-consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree and which may be difficult to comprehend by a judge or jury. An adverse determination in an interference proceeding or litigation, particularly with respect to ANA975, isatoribine or any other oral prodrug of isatoribine or to ANA380, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms, or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing ANA975, ANA380 or our other product candidates, which could have a material and adverse effect on our results of operations.
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
     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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
     Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.
If our competitors develop treatments for HCV, HBV, cancer or in the other fields in which we are developing products that are approved faster, marketed better or demonstrated to be more effective than ANA975, ANA380 or any other products that we may develop, our commercial opportunity will be reduced or eliminated.
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV, certain cancers and in other fields in which we are developing products. Potential competitors may develop treatments for HCV, HBV, certain cancers or for other disease areas in which we are developing products, or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA975 or with ANA380. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
     ANA975 is also subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. We expect new products for the treatment of HCV will be introduced that may lead to further competition for ANA975. Additional compounds in late stage clinical trials include, but are not limited to, Viramidine, in development by Valeant Pharmaceuticals, Zadaxin, in development by SciClone Pharmaceuticals, NM283 (valopicitabine dihydrochloride), in development by Idenix Pharmaceuticals and Novartis, VX-950, in development by Vertex Pharmaceuticals and SCH503034, in development by Schering-Plough.
     Similarly, both ANA975 and ANA380 are also subject to competition in the treatment of HBV from other products already approved and on the market. Current small-molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, adefovir (Hepsera) from Gilead and entecavir from Bristol-Myers Squibb. In addition, interferon-alpha therapy (Intron-A) from Schering-Plough and Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Tenofovir (Viread), an approved HIV compound from Gilead, is in Phase III trials for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of cancer and in other disease areas in which we are developing products. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.
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
     We currently have product liability insurance that covers our on-going clinical trials and plan to increase and expand this coverage as we commence larger scale trials. We also intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time-consuming and costly.
     Our research and development involves the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, including ethylacetate and acetonitrile, radioactive materials and biological materials including plasma from patients infected with HCV, HBV or other infectious diseases that have the potential to transmit disease. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials could be suspended. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.
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
     Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of up to approximately 8,000,000 shares of common stock, including shares issued upon the exercise of certain of our warrants, have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our stock price may be volatile.
     The market price for our common stock is likely to be volatile, in part because our shares have only been traded publicly since March 2004. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including results of our clinical trials for ANA975 and ANA380;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	developments under our collaboration agreements with our collaborators;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles including the implementation of SFAS No. 123R, Share-Based Payment, which we adopted effective January 1, 2006. We expect that this accounting change will have a negative impact on our operating losses and potential earnings in future periods;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.
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
     We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
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
Item 1B. Unresolved Staff Comments
None.
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
Item 3. Legal Proceedings
     We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
     Market Information
     Our common stock has traded on the Nasdaq National Market under the symbol ANDS since March 26, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2005	High	Low
First Quarter	$9.05	$6.56
Second Quarter	9.61	5.92
Third Quarter	14.20	9.26
Fourth Quarter	12.15	7.91

2004	High	Low
First Quarter (commencing March 26, 2004)	$7.23	$7.00
Second Quarter	8.69	6.80
Third Quarter	7.55	4.53
Fourth Quarter	7.50	5.25
     Holders
     As of March 1, 2006, there were approximately 1,151 holders of record of our common stock.
     Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
     Securities Authorized for Issuance Under Equity Compensation Plans
     The following table summarizes the equity compensation plans, including the 2002 Equity Incentive Plan, 2004 Equity Incentive Plan, 2004 Non-Employee Directors’ Stock Option Plan and 2004 Employee Stock Purchase Plan, under which Company common stock may be issued as of December 31, 2005. Stockholders of the Company approved all plans.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	3,089,271	$6.06	970,401
     Use of Proceeds from Registered Securities
     On March 25, 2004, our Registration Statement on Form S-1 (Reg. No. 333-110528) to register our common stock in our initial public offering was declared effective by the Securities and Exchange Commission. As of December 31, 2005, we have utilized all of the net proceeds from our initial public offering. The net proceeds from our offering were utilized for research and development, general corporate purchases and working capital.

Item 6. Selected Financial Data
     The following selected financial data has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$4,887	$1,762	$2,286	$1,282	$287
Operating expenses:
Research and development	19,977	24,173	16,554	18,054	8,799
General and administrative	6,638	5,666	4,716	5,434	4,027
Stock-based compensation:
Research and development	924	2,538	2,265	610	859
General and administrative	1,067	2,594	2,440	430	989

Total operating expenses	28,606	34,971	25,975	24,528	14,674

Loss from operations	(23,719)	(33,209)	(23,689)	(23,246)	(14,387)

Other income (expense):
Interest income	2,103	525	229	403	899
Interest expense	(189)	(228)	(266)	(176)	(287)
Other, net	(118)	(67)	(272)	(29)	(253)

Total other income, (expenses) net	1,796	230	(309)	198	359

Net loss	(21,923)	(32,979)	(23,998)	(23,048)	(14,028)
Accretion to redemption value of redeemable convertible preferred stock	—	(175)	(674)	(319)	—
Deemed dividend-beneficial conversion feature for Series C preferred stock	—	—	(6,942)	—	—

Net loss applicable to common stockholders	$(21,923)	$(33,154)	$(31,614)	$(23,367)	$(14,028)

Basic and diluted net loss per share(1):	$(0.89)	$(1.92)	$(21.58)	$(25.88)	$(25.18)

Shares used to compute basic and diluted net loss per share(1):	24,756	17,233	1,465	903	557

(1)	As a result of the conversion of our preferred stock into 13,330 shares of our common stock upon completion of our initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented prior to the completion of our initial public offering. Please reference Note 1 for the basic and diluted net loss per share calculation for the periods presented.

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$104,851	$33,674	$14,499	$25,542	$10,985
Working capital	98,682	28,001	12,304	22,239	8,812
Total assets	116,976	40,949	20,242	31,840	16,604
Long-term debt, net of current portion	682	1,193	1,401	1,276	967
Redeemable convertible preferred stock	—	—	45,012	36,210	—
Accumulated deficit	(187,720)	(165,797)	(132,643)	(101,029)	(77,662)
Total stockholders’ equity (deficit)	78,936	31,285	(30,059)	(9,998)	12,211

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this annual report on Form 10-K (this Annual Report). Operating results are not necessarily indicative of results that may occur in future periods.
     This Annual Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our periodic reports filed with the Securities and Exchange Commission (SEC), including this Annual Report.
Overview
     We are a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis, other serious infections and cancer. Our current clinical development programs include: ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis); and ANA380 for the treatment of HBV, which we are co-developing with LG Life Sciences (LGLS). In December 2005 we selected ANA773, a novel Toll-Like Receptor-7 (TLR-7) oral prodrug, for our next clinical development program. We are independently developing ANA773 as an oral therapy for the treatment of certain cancers and plan to initiate clinical trials for ANA773 in the second half of 2006. Our therapeutic focus in hepatitis, other serious infections and cancer leverages our core capabilities in Toll-Like Receptor (TLR)-based small molecules and structure-based drug design, and is aimed to advance a balanced and strong pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of December 31, 2005, our accumulated deficit was $187.7 million. We expect to incur substantial and increasing losses for at least the next several years as we:
•	fund our portion of the development of ANA975 for the treatment of HCV and HBV;

•	fund our portion of the global development costs of ANA380;

•	continue the development of our other product candidates, including ANA773;

•	advance our preclinical candidates into clinical development;

•	develop and scale-up product candidates for clinical trials and potential commercialization;

•	further our research and development programs;

•	establish a commercial infrastructure;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
Research and Development
     Our research and development expenses consist primarily of costs associated with the discovery and preclinical and clinical development of our lead product candidates, ANA975, ANA380 and ANA773, and our other product candidates. Research and development expenses include direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation.
     To the extent that costs are not tracked to a specific project, they are included as unallocated direct internal costs and unallocated indirect internal costs and overhead in the table below. We charge all research and development expenses to operations as incurred.
     The following summarizes our research and development expenses for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
	(In thousands)
Direct external costs:
Isatoribine family of compounds, excluding ANA975	$558	$1,798	$1,846
ANA975	8,613	2,038	—
ANA380	417	5,638	—
ANA773	110	—	—
Other	—	5	25
Unallocated direct internal costs	3,535	1,843	1,037
Unallocated indirect internal costs and overhead	12,534	12,851	13,646
Reimbursement of ANA975 costs by Novartis	(5,790)	—	—

Total research and development	$19,977	$24,173	$16,554

     Under our existing collaboration with Novartis for the development of ANA975, Novartis will fund 80.5% of the development costs and we will fund 19.5% of such development costs. Reimbursement of development costs for ANA975 from Novartis are recorded as an offset to research and development expense. Payments to Novartis for its portion of development costs for ANA975 will be recorded as a component of research and development expense. For the year ended December 31, 2005, we have recorded as an offset to research and development expense $5.8 million which represents Novartis’ share of ANA975 expenses incurred by us from June 1, 2005 through December 31, 2005. As we progress through the development plan for ANA975, more responsibility for the clinical trials will transition from us to Novartis, with reimbursement for research and development expenditures then flowing from us to Novartis.
     At this time, due to the risks inherent in the clinical trial process and given the early-stage of development of our lead compounds, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. However, we expect our research and development costs to be substantial and to increase as we move other product candidates into preclinical and clinical trials and advance our existing product candidates into later stages of development.
     Clinical development timelines, likelihood of success and total costs vary widely. We are currently focused primarily on advancing the development of ANA975 as a potential frontline therapy for HCV and HBV, ANA773 as a potential oral therapy for the treatment of certain cancers and ANA380 as a potential therapy of HBV.
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits for administrative, finance, investor relations, business development, human resources and legal personnel. In addition, general and administrative expenses include insurance costs, professional services and an allocated portion of facilities costs and information systems support personnel.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While all of our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report, we believe the following accounting policies involve the judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue Recognition. We may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB), No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. Specifically, we have applied the following policies in recognizing revenue:
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
     Drug Development Costs. We review and accrue drug development costs based on work performed, which relies on estimates of total costs incurred based on subject enrollment, estimated timeline for completion of studies and other events. These costs and estimates vary based on the type of clinical trial, the site of the clinical trial and the length of dose period for each subject as well as other factors. Drug development costs are subject to revisions as trials and studies progress to completion. Expense is adjusted for revisions in the period in which the facts that give rise to the revision become known.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, that addresses the accounting for share-based payment transactions in which we receive employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our statement of operations. The effective date of the standard is for annual periods beginning after June 15, 2005. Accordingly, we adopted SFAS 123R on January 1, 2006. The adoption of SFAS No. 123R is expected to result in non-cash compensation expense that will reduce the Company’s net loss per share by approximately $0.18 to $0.19 per share for 2006. However, our estimate of future stock-based compensation expense is affected by changes in the Company’s stock price, the number of stock-based awards granted in 2006, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors.

Results of Operations
     Comparison of the Years Ended December 31, 2005, 2004 and 2003
     Revenue. We recorded revenues of $4.9 million, $1.8 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $3.1 million increase from 2004 to 2005 was primarily attributed to revenues derived from our collaborations with Novartis and Roche. During 2005, we recorded revenues of $2.3 million associated with the amortization of our $20.0 million up-front payment and $10 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. The $500,000 decrease from 2003 to 2004 was primarily attributable to revenues derived from our collaborations with Roche and Amgen in 2003 compared to 2004. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurance of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $20.0 million, $24.2 million and $16.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $4.2 million decrease from 2004 to 2005 was primarily attributable to the recording of $5.8 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by us from June 1, 2005 through December 31, 2005. This decrease was offset by increased costs associated with the development of ANA975, including clinical trial costs and costs associated with compound manufacturing and safety studies as well as research and development expenses associated with other programs. The $7.6 million increase from 2003 to 2004 was primarily a result of the following: (i) the $500,000 option payment and the $4 million licensing fee paid to LGLS in conjunction with the execution of our joint development and license agreement and (ii) an increase in drug development expenses of $2.9 million related to drug development costs associated with the continued development of our isatoribine family of compounds and joint drug development costs associated with ANA380.
     General and Administrative Expenses. General and administrative expenses were $6.6 million, $5.7 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $900,000 increase from 2004 to 2005 was primarily the result of the following: (i) an increase in personnel and recruiting expenses of $539,000, (ii) an increase in consultant costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act and (iii) an increase in our directors and officers insurance premium as a result of our initial public offering which was completed in March 2004. The $1.0 million increase from 2003 to 2004 was primarily the result of the following: (i) moving expenses associated with our relocation of our corporate headquarters in June 2004, (ii) increases in legal expenses associated with the filing of patent applications and other legal costs associated with the on-going operations of the Company and (iii) increases in costs as a result of being a public company including directors and officers insurance premiums, accounting fees and investor and public relations expenses.
     Stock-based Compensation. Deferred compensation for stock options and stock awards granted has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the service period. In conjunction with our initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate for financial reporting purposes of fair value for stock options granted subsequent to July 1, 2002 through the date of our initial public offering. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per share at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and are amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. As a result, we recorded stock-based compensation of $2.0 million, $5.1 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Interest Income. Interest income was $2.1 million, $525,000 and $229,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The $1.6 million increase in our interest income from 2004 to 2005 was the result of the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA received in September 2005. Our average balance of cash and cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $59.1 million in 2005 compared to $34.9 million in 2004. The $296,000 increase from 2003 to 2004 was primarily attributable to an increase in interest income due to our higher average cash, cash equivalents and securities available-for-sale balances as a result of the receipt of the proceeds from our initial public offering during April and May 2004.
     Interest Expense. Interest expense was $189,000, $228,000 and $266,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense for the years ended December 31, 2005, 2004 and 2003 was relatively consistent.
     Other, net. Other, net was an expense of $118,000, $67,000 and $272,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The fluctuation in other, net for the years ended December 31, 2005, 2004 and 2003 was primarily the result of the loss on the disposal of assets and due to the substantial dissolution of our German subsidiary in 2003.
Liquidity and Capital Resources
     As of December 31, 2005, we had cash, cash equivalents, and securities available-for-sale of $104.9 million. During 2005, we have funded our operations and increased our cash reserves through the sale of common stock and payments received pursuant to our collaboration agreement with Novartis. On August 10, 2005, we completed a public offering in which we sold 5,750,000 shares of common stock, including 750,000 shares issued upon the exercise of an option granted to the underwriters to cover over-allotments, at a public offering price of $12.40 per share. We received net proceeds of approximately $66.4 million after deducting underwriting discounts and commissions and offering costs. During July 2005, we received from Novartis an upfront payment of $20 million, and in September received a $10 million milestone payment triggered by the acceptance of our IND application with the FDA for ANA975. During 2004, we primarily funded our operations through our initial public offering in which we sold 6,250,000 shares of common stock, including 743,950 shares issued upon the exercise of an option granted to the underwriters to cover over-allotments, at a public offering price of $7.00 per share. We received net proceeds of approximately $43.7 million after deducting underwriting discounts and commissions and offering costs.
     Cash Flows from Operating Activities and Investing Activities
     Our consolidated statements of cash flows are summarized as follows:

	For the years ended December 31,
	2005	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$5,999	$(22,574)	$(18,333)

Cash provided by (used in) investing activities
Purchase of securities available-for-sale	$(11,886)	$(42,619)	$(7,820)
Proceeds from sale of securities available-for-sale	28,416	17,398	23,960
Purchase of property and equipment	(1,338)	(880)	(674)
Proceeds from disposal of property and equipment	2	35	25
Acquisition of facility leasehold improvements from lease incentive	—	(1,550)	—

Net cash provided by (used in) investing activities	$15,194	$(27,616)	$15,491

     Cash flows provided by (used in) operating activities increased by $28.6 million from 2004 to 2005. The increase was primarily a result of an increase in deferred revenue attributable to the receipt of the up-front license payment of $20 million from Novartis in July 2005 and the receipt in September 2005 of a $10 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA. The up-front license payment of $20 million and the $10 million IND milestone payment are being recognized as revenue over the estimated development period for ANA975. As of December 31, 2005, we have recorded $27.7 million of deferred revenue related to these two payments. The increase in deferred revenue was offset by our $21.9 million net operating loss for the year ended December 31, 2005.

     Cash flows used in operating activities increased by $4.2 million from 2003 to 2004. The key component of this increase was our increased net loss from 2003 to 2004 of $9.0 million. The following items also significantly impacted our cash flows used in operating activities:
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
     Cash flows provided by (used in) investing activities increased by $42.8 million from 2004 to 2005. The increase was primarily the result of the investment in securities available-for-sale of $43.7 million from our initial public offering during the year ended December 31, 2004 offset by the use of the proceeds from our initial public offering and maturity of securities available-for-sale during the year ended December 31, 2005 to fund our on-going operations.
     Cash flows provided by (used in) investing activities decreased by $43.1 million from 2003 to 2004. The key component in this decrease was the use of our excess proceeds from our initial public offering during 2004 for the purchase of marketable securities whereas during 2003 we used proceeds from the sale of marketable securities to fund operations. The following items also significantly impacted our cash flows from investing activities:
•	We purchased property, equipment, and facility leasehold improvements in the amount of $880,000, which related primarily to research and development equipment.

•	During 2004, we utilized $1.6 million of lease incentives to fund the construction of certain tenant improvements to prepare our new corporate headquarters and research and development facility for occupancy.
     Cash Flows from Financing Activities
     Our consolidated statements of cash flows are summarized as follows:

	For the years ended December 31,
	2005	2004	2003
	(In thousands)
Cash provided by financing activities
Proceeds from exercise of stock options and employee stock purchase plan	$1,057	$560	$27
Proceeds from sale of common stock, net of issuance costs	66,437	43,656	7
Proceeds from sale of preferred stock, net of issuance costs	—	—	8,078
Proceeds from long-term debt	393	1,198	1,585
Principal payments on long-term debt	(1,409)	(1,204)	(1,753)

Net cash provided by financing activities	$66,478	$44,210	$7,944

     Cash flows provided by financing activities increased by $22.3 million from 2004 to 2005. The increase was primarily a result of the receipt of $66.4 million after deducting underwriting discounts and commissions and offering costs from our follow-on public offering of common stock completed during August 2005, as compared to the receipt of $43.7 million from our initial public offering completed during March and April 2004.
     Cash flows provided by financing activities increased by $36.3 million from 2003 to 2004. The key component in this increase was the proceeds from our initial public offering of $43.7 million during 2004. The following items also significantly impacted our cash flows provided by financing activities:
•	During 2004, we received proceeds from the exercise of employee stock options and from our employee stock purchase plan of $560,000.

•	During 2004, we modified our existing loan and security agreement and as a result increased the maximum amount available under the agreement to $3 million, provided for a revolving credit facility and extended the availability of the credit facility to December 31, 2005. During 2004, we executed promissory notes under the loan and security agreement in the amount of $1.2 million for eligible equipment and tenant improvements.
     Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of December 31, 2005 (in thousands):

		Less
		than 1	2007 to	2009 to
Contractual Obligations	Total	year	2008	2010	Thereafter
Operating leases	$6,624	$1,783	$3,722	$1,119	$—
Equipment financing (1)	1,559	1,559	—	—	—
Minimum royalty commitment	1,025	50	175	200	600

	$9,208	$3,392	$3,897	$1,319	$600

(1)	During February 2006, we paid the outstanding principal due on all of the equipment financing loans and as a result the entire outstanding balance is being reported as due in fiscal year 2006.
     We also enter into agreements with clinical sites and contract research organizations that conduct our clinical trials. We generally make payments to these entities based upon the number of subjects enrolled and the length of their participation in the trials. To date, the majority of our clinical costs have been related to the costs of subjects entering our clinical trials as well as the manufacturing of compounds to be used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up. Our portion of the costs will also be influenced by the pace and timing of the development activities conducted under our joint development agreements with our collaborators, including Novartis and LGLS. At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the total costs we will incur in the continued development of our clinical candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. As we continue our discovery, pre-clinical and clinical programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which currently un-partnered product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.
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
     Overview of Financial Position and Future Cash Requirements
     Our consolidated balance sheet as of December 31, 2005, compared to our consolidated balance sheet as of December 31, 2004, was primarily impacted by the increase in cash, cash equivalents and securities available-for-sale of $71.2 million which represents the receipt of funds from the following events: the receipt of an up-front license payment of $20 million from Novartis in July 2005, the receipt of $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005, and the receipt of a $10 million milestone payment from Novartis in September 2005 triggered by the acceptance of our IND application by the FDA. As of December 31, 2005, we have recorded $27.7 million of deferred revenue related to the two Novartis payments.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development agreements with our collaborators;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380, ANA975, ANA773 or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     As a component of research and development expense, we have recorded our share of ANA380 development expenses incurred by LGLS, net of LGLS’s portion of our costs incurred during the year ended December 31, 2005. We estimate our share of joint development costs based on information provided to us by LGLS and based upon the current development plan for ANA380. In connection with the execution of the agreement, we paid a licensing fee of $4 million during May 2004 to LGLS. In addition, we may be required to make additional milestone payments totalling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS.
     On June 1, 2005, we entered into a License and Co-Development Agreement with Novartis, for the development and potential commercialization of ANA975 and potentially additional Toll-Like Receptor-7 (TLR-7) oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications. Under the collaboration agreement, the parties will collaborate to develop one or more isatoribine prodrugs or other TLR-7 compounds for the treatment of HCV and HBV. Under the collaboration, we may receive up to $540 million for the achievement of specified development, regulatory and sales milestones. There is no guarantee we will receive any milestone payments under the agreement.
     Under the collaboration agreement, Novartis will fund 80.5% of the global development costs of the lead product candidate, and we will fund 19.5% of such development costs, subject to certain limitations. During the year ended December 31, 2005, we have recorded $5.8 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by us from June 1, 2005 through December 31, 2005. As of December 31, 2005, the $5.8 million due from Novartis was recorded as a component of our accounts receivable. As we progress through the development plan for ANA975, more responsibility for the clinical trials will transition from us to Novartis with reimbursement for research and development expenditures then flowing from us to Novartis.
     We believe that our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our current collaborations will be sufficient to meet our projected operating requirements for at least the next fiscal year. We expect to incur substantial expenses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next fiscal year. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and cash receipts from collaboration agreements. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Off-Balance Sheet Arrangements
     As of December 31, 2005, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 6 to the consolidated financial statements included elsewhere in this annual report.
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
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 of this annual report and are incorporated herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not Applicable.

Item 9A. Controls and Procedures
     Management’s Report on Internal Control over Financial Reporting
     Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and Vice President, Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of December 31, 2005 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
     Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
     Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Report of Independent Registered Public Accounting Firm
     The Board of Directors and Shareholders of Anadys Pharmaceuticals, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Anadys Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anadys Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Anadys Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anadys Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Anadys Pharmaceuticals, Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.
                                        /s/ Ernst & Young LLP
San Diego, California
March 1, 2006
Item 9B. Other Information
     During the first quarter of 2006, Kleanthis G. Xanthopoulos, Ph.D, our President and Chief Executive Officer, adopted a new prearranged stock trading plan pursuant to Rule 10b5-1 of the U.S. Securities Exchange Act of 1934, to go into effect after his current prearranged stock trading plan expires. Under the new plan, the periodic sales will be for an amount increased over his current trading plan.
     We do not undertake to report Rule 10b5-1 plans that may be adopted by any officers or directors of Anadys in the future, or to report modifications or termination of any publicly announced plan, except to the extent required by law.

Part III
     Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2006 Annual Meeting of Stockholders (the Proxy Statement) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
     The information regarding our executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers.”
     The information required by Item 10 of Form 10-K relating to the members of the Company’s Audit Committee and the Audit Committee financial expert is also incorporated herein by reference to the information under the heading “Audit Committee” in our Proxy Statement.
     The information required by Item 10 of Form 10-K relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors is also incorporated herein by reference to the information under the heading “Shareholder Communications with the Board of Directors” in our Proxy Statement.
     We have adopted a Code of Business Conduct and Ethics, which applies to all our directors, officers and employees, including our Chief Executive Officer and Vice President, Finance and all of the financial team. The Code of Business Conduct and Ethics is posted on our website, www.anadyspharma.com (under the “Investors — Corporate Governance” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for our Chief Executive Officer and Vice President, Finance or persons performing similar functions, by posting such information on our website.
Item 11. Executive Compensation
     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Compensation of Executive Officers” in our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2005 and to be used in connection with our 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 of Form 10-K is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. Information regarding equity compensation plans under which our common stock may be issued as of December 31, 2005 is set forth in Item 5 of this Report.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 of Form 10-K is incorporated herein by reference to the information under the heading “Certain Transactions” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 of Form 10-K is incorporated herein by reference to the information under the heading “Independent Registered Public Accounting Firm — Fees” in our Proxy Statement.

Part IV
Item15. Exhibits and Financial Statement Schedules
     (a) The following financial statements, financial statements schedules and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Financial Statements. See index to consolidated financial statements on page F-1.

(2)	Financial Statement Schedules. All financial statements schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

Exhibit
Number	Exhibit Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

4.2(3)	Amended and Restated Registration Rights Agreement dated as of June 20, 2002 by and among the Registrant and Stockholders named therein

10.3(3)#	2002 Equity Incentive Plan

10.4(3)#	Form of Stock Option Agreement under 2002 Equity Incentive Plan

10.5(2)#	2004 Equity Incentive Plan

10.6(2)#	Form of Stock Option Agreement under 2004 Equity Incentive Plan

10.7(2)#	2004 Employee Stock Purchase Plan

10.8(2)#	Form of Offering Document under the 2004 Employee Stock Purchase Plan

10.9(2)#	2004 Non-Employee Directors’ Stock Option Plan

10.10(2)#	Form of Stock Option Agreement Under 2004 Non-Employee Directors’ Stock Option Plan

10.11(3)	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers

10.12(2)#	Severance Agreement dated June 9, 2000 by and between the Registrant and Kleanthis G. Xanthopoulos, Ph.D.

10.13(2)#	Severance Agreement dated June 9, 2000 by and between the Registrant and Devron R. Averett, Ph.D.

10.21(2)*	Agreement dated December 20, 2002 by and between the Registrant and Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.)

10.22(3)#	Terms of Compensation dated June 9, 2000 by and between the Registrant and Devron R. Averett

10.23(3)	Equipment Loan and Security Agreement dated as of December 20, 2002 by and between the Registrant and GATX Ventures, Inc.

10.24(3)	Master Security Agreement dated as of June 17, 2003 by and between the Registrant and General Electric Capital Corporation

10.25(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Steve Worland, Ph.D.

10.26(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Michael Kamdar

10.27(3)#	Terms of Employment dated February 1, 2001 by and between the Registrant and Steve Worland, Ph.D.

10.28(3)#	Terms of Employment dated March 5, 2001 by and between the Registrant and Michael Kamdar

10.29(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Elizabeth E. Reed

Exhibit
Number	Exhibit Description
10.30(2)#	Terms of Employment dated October 2, 2001 by and between the Registrant and Elizabeth E. Reed

10.31(2)*	Agreement dated December 8, 2003 by and between the Registrant and Daiichi Pharmaceutical Co. Ltd.

10.33(2)	Sub-lease agreement dated February 23, 2004 by and between the Registrant and Torrey Mesa Research Institute.

10.34(4)*	Joint Development and License Agreement between LG Life Sciences and Anadys Pharmaceuticals, Inc.

10.35(5)*	Agreement dated July 28, 2004 by and between Hoffmann-La Roche, Inc. and Anadys Pharmaceuticals, Inc.

10.36(5)*	Collaboration Agreement dated September 3, 2004 by and between Aphoenix, Inc. and Anadys Pharmaceuticals, Inc.

10.37(6)#	Consulting Agreement dated May 25, 2005 by and between Marios Fotiadis and Anadys Pharmaceuticals, Inc.

10.38(6)*	License and Co-Development Agreement dated June 1, 2005 by and between Novartis International Pharmaceutical Ltd. and Anadys Pharmaceuticals, Inc.

10.39(6)#	Separation Agreement dated May 2, 2005 by and between Michael J. Kamdar and Anadys Pharmaceuticals, Inc.

10.40#	Terms of Employment dated January 26, 2005 by and between the Registrant and Jennifer K. Crittenden

21.1(3)	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Registrant’s President and Chief Executive Officer

31.2	Section 302 Certification by the Registrant’s Vice President, Finance

32	Section 906 Certification by the Registrant’s Chief Executive Officer and Vice President, Finance

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 19, 2004

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005

#	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 15th day of March, 2006.

ANADYS PHARMACEUTICALS, INC.

By:	/s/ KLEANTHIS G. XANTHOPOULOS, PH.D.

Kleanthis G. Xanthopoulos, Ph.D.
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KLEANTHIS XANTHOPOULOS, PH.D.	President and Director	March 15, 2006

Kleanthis G. Xanthopoulos, Ph.D.	(Principal Executive Officer)

	Vice President, Finance(Principal	March 15, 2006
/s/ JENNIFER K. CRITTENDEN	Financial Officer and Principal

Jennifer K. Crittenden	Accounting Officer)

/s/ GEORGE A. SCANGOS, PH.D.	Chairman of the Board	March 15, 2006

George A. Scangos, Ph.D.

/s/ MARK G. FOLETTA	Director	March 15, 2006

Mark G. Foletta

/s/ MARIOS FOTIADIS	Director	March 15, 2006

Marios Fotiadis

/s/ ARGERIS N. KARABELAS, PH.D.	Director	March 15, 2006

Argeris N. Karabelas, Ph.D.

/s/ STEVEN H. HOLTZMAN	Director	March 15, 2006

Steven H. Holtzman

/s/ STELIOS PAPADOPOULOS, PH.D.	Director	March 15, 2006

Stelios Papadopoulos, Ph.D.

/s/ DOUGLAS E. WILLIAMS, PH.D.	Director	March 15, 2006

Douglas E. Williams, Ph.D.

ANADYS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Anadys Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anadys Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 1, 2006

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
Assets
Current assets:

Cash and cash equivalents	$93,659	$5,988
Securities available-for-sale	11,192	27,686
Accounts receivable	6,025	186
Prepaid expenses and other current assets	651	1,138

Total current assets	111,527	34,998

Property and equipment, net	3,809	4,030
Other assets, net	1,640	1,921

Total assets	$116,976	$40,949

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$1,016	$1,120
Accrued expenses	3,863	3,607
Current portion of long-term debt	854	1,310
Current portion of deferred rent	433	360
Deferred revenue	6,679	600

Total current liabilities	12,845	6,997

Long-term debt, net of current portion	682	1,193
Long-term portion of deferred rent	1,370	1,474
Long-term portion of deferred revenue	23,143	—

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2005 and December 31, 2004, respectively; no shares issued and outstanding at December 31, 2005 and December 31, 2004.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at December 31, 2005 and December 31, 2004; 28,374,136 and 22,334,521 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	28	22
Additional paid-in capital	267,499	199,990
Deferred compensation	(839)	(2,862)
Accumulated other comprehensive loss	(32)	(68)
Accumulated deficit	(187,720)	(165,797)

Total stockholders’ equity	78,936	31,285

Total liabilities and stockholders’ equity	$116,976	$40,949

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues:

Collaborative agreements	$4,408	$1,672	$2,155
Grants	479	90	131

Total revenues	4,887	1,762	2,286

Operating Expenses:

Research and development	19,977	24,173	16,554
General and administrative	6,638	5,666	4,716
Stock-based compensation:
Research and development	924	2,538	2,265
General and administrative	1,067	2,594	2,440

Total operating expenses	28,606	34,971	25,975

Loss from operations	(23,719)	(33,209)	(23,689)

Other income (expense):
Interest income	2,103	525	229
Interest expense	(189)	(228)	(266)
Other, net	(118)	(67)	(272)

Total other income (expense)	1,796	230	(309)

Net loss	(21,923)	(32,979)	(23,998)
Accretion to redemption value of redeemable convertible preferred stock	—	(175)	(674)
Deemed dividend-beneficial conversion feature for Series C preferred stock	—	—	(6,942)

Net loss applicable to common stockholders	$(21,923)	$(33,154)	$(31,641)

Net loss per share, basic and diluted (1)	$(0.89)	$(1.92)	$(21.58)

Shares used in calculating net loss per share, basic and diluted (1)	24,756	17,233	1,465

(1)	As a result of the conversion of the Company’s preferred stock into 13,330 shares of our common stock upon completion of our initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods prior to the completion of the Company’s initial public offering. Please reference Note 1 for the pro forma basic and diluted net loss per share calculation for the periods presented.
See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

							Accumulated
							other		Total
	Convertible				Additional		comprehensive		stockholders’
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	(deficit)
Balance at December 31, 2002	33,513,599	$80,779	1,772,729	$2	$10,480	$(356)	$126	$(101,029)	$(9,998)
Issuance of common stock pursuant to exercise of stock options	—	—	8,984	—	27	—	—	—	27
Compensation related to stock options	—	—	—	—	366	—	—	—	366
Compensation related to restricted stock	—	—	—	—	814	—	—	—	814
Issuance of restricted stock for cash	—	—	26,993	—	2	—	—	—	2
Issuance of restricted stock for consulting services	—	—	82,008	—	4	—	—	—	4
Issuance of restricted stock for acquired technology	—	—	14,994	—	1	—	—	—	1
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	(674)	(674)
Deemed dividend- beneficial conversion feature for Series C preferred stock	—	—	—	—	6,942	—	—	(6,942)	—
Deferred compensation related to issuance of stock options to employees	—	—	—	—	5,096	(5,096)	—	—	—
Deferred compensation related to issuance of restricted stock	—	—	—	—	279	(279)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,525	—	—	3,525
Comprehensive loss: Unrealized loss on short-term investments	—	—	—	—	—	—	(5)	—	(5)
Substantial dissolution of foreign operations	—	—	—	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	—	—	—	(23,998)	(23,998)

Comprehensive loss	—	—	—	—	—	—	—		(24,126)

Balance at December 31, 2003	33,513,599	80,779	1,905,708	2	24,011	(2,206)	(2)	(132,643)	(30,059)
Conversion of convertible preferred stock into common stock	(33,513,599)	(80,779)	6,519,467	6	80,773	—	—	—	—
Conversion of redeemable preferred stock into common stock	—	—	6,761,679	7	45,005	—	—	—	45,012
Issuance of common stock in initial public offering, net of underwriters cost and issuance costs	—	—	6,993,950	7	43,649	—	—	—	43,656
Issuance of common stock pursuant to the exercise of employee stock options	—	—	145,156	—	430	—	—	—	430
Issuance of common stock pursuant to the Company’s Employee Stock Purchase Plan	—	—	22,069	—	130	—	—	—	130
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	75	—	—	—	75
Compensation related to restricted stock	—	—	—	—	172	—	—	—	172
Repurchase and retirement of unvested restricted stock	—	—	(13,508)	—	(1)	—	—	—	(1)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	175	—	—	(175)	—
Deferred compensation related to the issuance of stock options to employees	—	—	—	—	5,968	(5,968)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4,915	—	—	4,915
Reversal of deferred compensation associated with cancelled stock options to employees	—	—	—	—	(397)	397	—	—	—
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	—	(32,979)	(32,979)

Comprehensive loss	—	—	—	—	—	—	—	—	(33,045)

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)— (Continued)
(In thousands, except share data)

							Accumulated
							other		Total
	Convertible				Additional		comprehensive		stockholders’
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	(deficit)
Balance at December 31, 2004	—	$—	22,334,521	$22	$199,990	$(2,862)	$(68)	$(165,797)	$31,285
Issuance of common stock from a follow-on public common stock offering, net of underwriters’ discount and offering expenses	—	—	5,750,000	5	66,432	—	—	—	66,437
Issuance of common stock pursuant to the exercise of stock options	—	—	222,593	1	702	—	—	—	703
Issuance of common stock pursuant to the Company’s Employee Stock Purchase Plan	—	—	67,022	—	354	—	—	—	354
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	333	—	—	—	333
Amortization of deferred compensation	—	—	—	—	—	1,711	—	—	1,711
Reversal of deferred compensation associated with cancelled stock options to employees	—	—	—	—	(312)	312	—	—	—
Comprehensive loss:								—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—		(21,923)	(21,923)

Comprehensive loss	—	—	—	—	—	—		—	(21,887)

Balance at December 31, 2005	—	$—	28,374,136	$28	$267,499	$(839)	$(32)	$(187,720)	$78,936

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Operating Activities:
Net loss	$(21,923)	$(32,979)	$(23,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468	1,465	1,756
Amortization of deferred compensation	1,711	4,915	3,525
Compensation related to restricted stock	—	172	814
Compensation related to stock option issuances to non-employees	280	45	366
Interest expense related to warrants issued in connection with debt	49	48	42
Rent expense related to warrants issued in connection with lease	53	30	—
Substantial dissolution of foreign operations	—	—	(135)
Loss from disposal of property and equipment and related deposits	89	28	235
Accrued interest income on amounts due from related party, net of amount forgiven	—	—	169
Cash received from lease incentives	—	1,550	—
Changes in operating assets and liabilities:
Accounts receivable	(5,839)	339	(183)
Prepaid expenses and other current assets	487	30	(630)
Other assets, net	281	(999)	(131)
Accounts payable	(104)	355	(467)
Accrued expenses	256	1,943	(60)
Deferred rent	(31)	284	(36)
Deferred revenue	29,222	200	400

Net cash provided by (used in) operating activities	5,999	(22,574)	(18,333)
Investing Activities
Purchase of securities available-for-sale	(11,886)	(42,619)	(7,820)
Proceeds from sale and maturity of securities available-for-sale	28,416	17,398	23,960
Purchase of property and equipment	(1,338)	(880)	(674)
Proceeds from the sale of property and equipment	2	35	25
Acquisition of leasehold improvements from lease incentives	—	(1,550)	—

Net cash provided by (used in) investing activities	15,194	(27,616)	15,491
Financing Activities
Proceeds from exercise of stock options and employee stock purchase plan	1,057	560	27
Proceeds from the sale of common stock, net of issuance costs	66,437	43,656	7
Proceeds from sale of preferred stock, net of issuance costs	—	—	8,078
Proceeds from issuance of long-term debt	393	1,198	1,585
Principal payments on long-term debt	(1,409)	(1,204)	(1,753)

Net cash provided by financing activities	66,478	44,210	7,944

Net increase (decrease) in cash and cash equivalents	87,671	(5,980)	5,102
Cash and cash equivalents at beginning of period	5,988	11,968	6,866

Cash and cash equivalents at end of period	$93,659	$5,988	$11,968

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$189	$228	$266

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of costs on redeemable convertible preferred stock	$—	$175	$674

Forgiveness of note due from related party	$—	$—	$169

Deemed dividend-beneficial conversion feature for Series C preferred stock	$—	$—	$6,942

Conversion of redeemed convertible preferred stock to common stock	$—	$45,012	$—

Conversion of convertible preferred stock to common stock	$—	$80,779	$—

Unrealized gain (loss) on securities available-for-sale	$36	$(66)	$(5)

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization and Business
     Anadys Pharmaceuticals, Inc., (Anadys or the Company) is a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis, other serious infections, and cancer. The Company’s clinical development programs include: ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV) and ANA380 for the treatment of HBV. The Company’s therapeutic focus in hepatitis, other serious infections and cancer, leverages the Company’s core capabilities in TLR-based small molecules and structure-based drug design, and are aimed to advance a pipeline of drug candidates into the clinic.
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited. All significant intercompany accounts and transactions have been eliminated. In August 2003 the Company substantially dissolved its Anadys Pharmaceuticals Europe GmbH operations. As of December 31, 2005, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited did not have active operations.
     The consolidation of foreign subsidiaries requires financial statement translation in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Statements of operations and cash flows are translated at the average exchange rates for each year.
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
     Securities Available-for-Sale
     Investments with an original maturity of more than three months have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

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
     The Company derives its revenues from a relatively small number of collaborators. For the year ended December 31, 2003, revenues from two collaborators accounted for 72% and 17%, respectively, of total revenues; related accounts receivable were 87% and 0%, respectively. For the year ended December 31, 2004, revenues from two collaborators accounted for 68% and 23%, respectively, of total revenues; there were no related accounts receivable as of December 31, 2004. For the year ended December 31, 2005, revenues from two collaborators accounted for 52% and 34%, respectively, of total revenues; there were no related accounts receivable as of December 31, 2005.
     Property and Equipment
     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.
     Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to the carrying value of the asset and records the impairment as a reduction in the carrying value of the related asset and charge to operating results. Although the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes expected undiscounted future operating cash flows will exceed the carrying value of the long-lived assets, and accordingly the Company has not recognized an impairment loss through December 31, 2005.
     Research and Development
     Research and development expenses consist primarily of costs associated with the discovery and preclinical and clinical development of the Company’s lead product candidates, ANA975, ANA773 and ANA380, and other product candidates. In addition, research and development expenses include external costs such as fees paid to consultants, joint development collaboration costs and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies and materials, facility costs, amortization of purchased technology and depreciation.
     Under the Company’s License and Co-Development Agreement with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis) for the development of ANA975, Novartis will fund 80.5% of the global development costs and the Company will fund 19.5% of such development costs. Reimbursement of development costs for ANA975 from Novartis are recorded as an offset to research and development expense. Payments to Novartis for their portion of development costs for ANA975 will be recorded as a component of research and development expense.

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
     Deferred Rent
     Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense recorded and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheet. During 2004, the Company entered into a sub-lease agreement to lease the Company’s corporate headquarters and research and development facility located in San Diego, California. In accordance with the sub-lease agreement, the Company was allocated a $1.6 million tenant improvement allowance as an incentive to moving into the facility. The Company recorded this incentive as an increase to both property and equipment and deferred rent and these amounts will be amortized on a straight-line basis over the life of the lease of 62 months. As of December 31, 2005, the Company has $1.1 million of unamortized deferred rent associated with the lease incentive.
     Stock-Based Compensation
     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In conjunction with the Company’s initial public offering, the Company reviewed its historical exercise prices through March 25, 2004 and, as a result, revised the estimate of fair value for all stock options granted subsequent to July 1, 2002. With respect to these options granted, the Company has recorded deferred stock compensation of $6.0 million and $5.1 million during the years ended December 31, 2004 and 2003, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. The Company recorded deferred stock compensation related to the issuance of restricted stock of $279,000 during the year ended December 31, 2003. Deferred stock compensation related to employee stock options issued between July 1, 2002 and March 25, 2004 is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.
     Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company granted stock options and stock awards to non-employees as follows: 47,500, 71,480 and 17,168 for the years ended December 31, 2005, 2004 and 2003, respectively. Compensation expense related to non-employee stock option grants was $280,000, $46,000 and $1.1million for the years ended December 31, 2005, 2004 and 2003, respectively.
     As required under SFAS No. 123, the pro forma effects of stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option-pricing model.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the vesting period of the related options. The Company’s pro forma information for employee and director stock options and stock purchase plan follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Net loss applicable to common shareholders, as reported	$(21,923)	$(33,154)	$(31,614)
Add: Stock-based employee compensation included in reported net loss	1,711	4,903	3,165
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(4,205)	(3,620)	(3,065)

Adjusted pro forma net loss	$(24,417)	$(31,871)	$(31,514)

Adjusted pro forma basic and diluted net loss per share	$(0.99)	$(1.85)	$(21.51)

     The fair value of options granted to employees and directors was estimated at the date of grant using a Black-Scholes option valuation model with the weighted average assumptions stated below for the years ended December 31, 2005, 2004 and 2003.

	For the years ended December 31,
	2005	2004	2003
Risk-free interest rate	4.27%	3.25%	3.04%
Dividend yield	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	67%	70%	70%
Weighted-average expected life of option (years)	6	5	5
     The estimated weighted average fair value of stock options granted during 2005, 2004 and 2003 was $5.77, $7.02 and $9.18, respectively.
     Net Loss Per Share
     The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (EPS) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common shares equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
     The unaudited pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of January 1, 2003 or the date of issuance, if later.

	For the years ended December 31,
	2005	2004	2003
		(in thousands)
Historical:
Numerator:
Net loss	$(21,923)	$(32,979)	$(23,998)
Accretion to redemption value of redeemable convertible preferred stock	—	(175)	(674)
Deemed dividend-beneficial conversion feature for Series C preferred stock	—	—	(6,942)

Net loss applicable to common stockholders	$(21,923)	$(33,154)	$(31,614)

Denominator:
Weighted average common shares	24,756	17,287	1,847
Weighted average unvested common shares subject to repurchase	—	(54)	(382)

Denominator for basic and diluted earnings per share	24,756	17,233	1,465

Basic and diluted net loss per share	$(0.89)	$(1.92)	$(21.58)

Pro forma:
Net loss		$(32,979)	$(23,998)
Deemed dividend resulting from beneficial conversion feature on Series C preferred stock		—	(6,942)

Pro forma net loss applicable to common shareholders		$(32,979)	$(30,940)

Pro forma basic and diluted net loss per share		$(1.61)	$(2.26)

Denominator Shares used above		17,233	1,465
Pro forma adjustments to reflect assumed weighted average affect of conversion of preferred stock		3,238	12,249

Pro forma shares used to compute basic and diluted net loss per share		20,471	13,714

	For the years ended December 31,
	2005	2004	2003
		(in thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Preferred stock	—	—	13,281
Common stock subject to repurchase	—	—	194
Options to purchase common stock	3,089	2,365	1,157
Warrants	376	376	346

	3,465	2,741	14,978

     Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB), No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has applied the following policies in recognizing revenue:
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
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123. This statement supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     The Company will adopt SFAS No. 123R using the modified prospective method on January 1, 2006. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.
     The Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The adoption of SFAS No. 123R is expected to result in non-cash compensation expense that will reduce the Company’s net loss per share by approximately $0.18 to $0.19 per share for 2006. However, the Company’s estimate of future stock-based compensation expense is affected by changes in the Company’s stock price, the number of stock-based awards granted in 2006, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors.
2. Investments
     Securities available-for-sale consisted of the following (in thousands):

	December 31, 2005
		Unrealized
	Amortized Cost	Gain	Loss	Market Value
U.S. Government agency securities	$8,470	$—	$(28)	$8,442
Corporate debt securities	2,754	—	(4)	2,750

	$11,224	$—	$(32)	$11,192

	December 31, 2004
		Unrealized
	Amortized Cost	Gain	Loss	Market Value
Corporate debt securities	$27,754	$6	$(74)	$27,686

     As of December 31, 2005, all securities available-for-sale had a maturity date of less than one year.

3. Property and Equipment
     Property and equipment consist of the following (in thousands):

	For the years ended December 31,
	2005	2004
Furniture and fixtures	$119	$105
Equipment	8,057	7,521
Computers and software	1,922	1,728
Leasehold improvements	1,818	1,917

	11,916	11,271
Less accumulated depreciation and amortization	(8,107)	(7,241)

	$3,809	$4,030

     Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $1.4 million, and $1.7 million, respectively.
     Amortization expense is included in research and development expense in the accompanying consolidated statements of operations. Amortization expense was $31,000 and $94,000 for the years ended December 31, 2004 and 2003, respectively.
4. Other Balance Sheet Captions

	As of December 31,
	2005	2004
	(in thousands)
Prepaid expenses and other current assets consisted of the following:
Prepaid expenses	$319	$244
Prepaid rent	—	70
Prepaid insurance	199	216
Other receivables	132	551
Deposits	1	57

	$651	$1,138

Other assets consisted of the following:
Lab compounds, net	$380	$641
Deposits	1,260	1,280

	$1,640	$1,921

Accrued expenses consisted of the following:
Accrued employee benefits	$408	$361
Accrued employee bonus	822	669
Accrued drug development	1,886	1,702
Accrued legal and patent costs	301	221
Accrued audit and tax costs	70	124
Accrued annual report costs	58	100
Accrued facility costs	105	95
Other accrued expenses	213	335

	$3,863	$3,607

5. Debt
     In 2002, the Company entered into a $2.6 million loan and security agreement with GATX Ventures (GATX) pursuant to which during the years ended December 31, 2003 and 2002, the Company drew down the entire line of $2.6 million to make certain capital expenditures. As the credit facility was utilized, separate promissory notes were executed. Each promissory note had monthly payments ranging from 36 to 43 months with the interest rate being fixed at the funding date of each promissory note (9.55% to

9.95%). Each promissory note was collateralized by the related equipment acquired with the loan. In conjunction with these promissory notes, the Company issued warrants to purchase 96,564 shares of common stock, with an exercise price of $6.87 per share (Note 8).
     During 2003, the Company entered into a $1.9 million loan and security agreement with General Electric Capital Corporation (GE) to finance eligible equipment and tenant improvements. On September 8, 2004, the Company modified this agreement to include increasing the maximum amount available under the agreement to $3.0 million providing for a revolving credit facility, and extending the term to December 31, 2005. During 2004 and 2005, the Company executed promissory notes under the equipment financing agreement in the amount of $1.6 million to finance eligible equipment and tenant improvements. As the credit facility was utilized, separate promissory notes were executed. Each promissory note had 42 to 48 monthly payments with the interest rate being fixed at the funding date of each promissory note (8.56% to 9.23%). Each promissory note was collateralized by the related equipment acquired with the loan. In conjunction with these promissory notes, the Company issued warrants to purchase 28,227 shares of common stock, with an exercise price of $6.87 per share (Note 8).
     During February 2006, the outstanding principal balance due under the GATX and GE loan and security agreements was paid in full.
6. Commitments and Contingencies
     As of December 31, 2005, the Company leases its corporate headquarters and research and development facility under a non-cancelable lease, which expires on August 1, 2009. The lease requires the Company to pay a share of real estate taxes and building operating expenses if such expenses exceed a base level stipulated in the lease. Gross rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1.4 million, $1.3 million and $1.6 million, respectively.
     Future minimum lease payments under equipment and facility leases are as follows at December 31, 2005 (in thousands):

2006	$1,783
2007	1,835
2008	1,888
2009	1,119

Total	$6,625

7. Collaboration and License Agreements
     Under certain licensing and other agreements, the Company is required to make payments upon the achievement of certain milestones, to pay royalties on certain drug sales, if any, and to pay other amounts in connection with sublicenses, if any (collectively Contingent Payments). To date, the Company has not become obligated to make any significant Contingent Payments under such agreements. Costs of the research and development resources performing collaborative activities are included in research and development expenses in the accompanying statement of operations.
     Hoffman-La Roche, Inc.
     In August 2002, the Company entered into a collaboration agreement with Hoffman-La Roche Inc. (Roche) to deploy the Company’s discovery capabilities to advance lead compounds identified by Roche against an oncology target. The agreement required Roche to make research funding payments of $1.8 million over the one year research term of the agreement, make certain milestone payments and to pay royalties on sales of any new drug resulting from the collaboration. In conjunction with the collaboration Roche purchased 364,119 shares of the Company’s Series C redeemable preferred stock at $6.89 per share. In October 2003, the Company executed an extension of the agreement for an additional six months. Under the terms of the extension, the Company received additional funding of $910,000 to deploy the Company’s discovery capabilities to advance Roche’s lead compounds against the oncology target. The Company recorded revenue of $455,000 and $1.7 million during the years ended December 31, 2004 and 2003, respectively, related to this collaboration.

     On July 28, 2004, the Company entered into a new drug discovery collaboration with Roche. Under the terms of the agreement, the Company received research and development funding from Roche and in exchange the Company agreed to use its drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. Under the terms of the agreement, the Company has received $2.5 million in research and development funding from Roche of which $1.7 million and $745,000 was recorded as revenue for the years ended December 31, 2005 and 2004. The agreement includes potential milestone payments if certain research and commercial milestones are achieved and royalties on net sales of any new drug resulting from the collaboration that may be commercialized by Roche. During the first quarter of 2006, the Company completed its performance under this agreement.
     Aphoenix, Inc.
     On September 3, 2004, the Company entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, the Company may receive research funding of $1.3 million over a three-year term of the agreement. As of December 31, 2005, the Company has received $875,000 in research funding from Aphoenix of which $94,000 and $31,000 were recorded as revenue for the years ended December 31, 2005 and 2004, respectively. The Company may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration.
     Novartis International Pharmaceutical Ltd.
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
     In July 2005, the Company received from Novartis an upfront license payment of $20.0 million, and in September received a $10.0 million milestone payment triggered by the acceptance of its Investigational New Drug (IND) application for ANA975 with the United States Food and Drug Administration. The Company could receive up to an additional $540.0 million for achievement of specified development, regulatory and sales milestones. The Company has deferred the up-front payment of $20.0 million and the $10.0 million IND milestone payment and will amortize both amounts into revenue on a straight-line basis over the estimated development period for ANA975. The $10.0 million IND milestone is being amortized over the estimated development period of ANA975 as the Company believed that its achievability was reasonably assured at the time of execution of the agreement.
     Under the collaboration agreement, Novartis will fund 80.5% of the global development costs of the lead product candidate, and the Company will fund 19.5% of the global development costs, subject to certain limitations. During the year ended December 31, 2005, the Company recorded $5.8 million as an offset to research and development expense, which represents an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by the Company from June 1, 2005 through December 31, 2005. As of December 31, 2005, the $5.8 million due from Novartis was recorded as a component of accounts receivable.
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
     In addition, the Company has granted Novartis a time-limited exclusive option to evaluate and potentially license rights to ANA380, a compound currently in Phase II clinical trials that is in joint development with LG Life Sciences.

     LG Life Sciences, Ltd.
     In February 2004, the Company obtained an exclusive option from LG Life Sciences, Ltd. (LGLS) to enter into a joint development and license agreement for the development and potential commercialization of a compound currently in Phase II clinical trials for the treatment of chronic HBV infection. The Company paid LGLS $500,000 for this option during February 2004. This payment is included as a component of research and development expense for the year ended December 31, 2004.
     On April 18, 2004, the Company exercised its option and entered into a global joint development and license agreement with LGLS for the clinical development and commercialization of ANA380 for the treatment of chronic HBV infection. The Company’s commercialization territories are North America, Europe, Japan and the rest of the world other than China, Korea, India and countries in Southeast Asia. Under the terms of the agreement, the Company will share the costs for the global clinical development of ANA380 with LGLS. In connection with the execution of the agreement, the Company paid a licensing fee of $4.0 million in May 2004 to LGLS. This payment is included as a component of research and development expenses for the year ended December 31, 2004. In addition, the Company may be required to make additional milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. The Company will pay royalties to LGLS on any product sales in the Company’s territories and will receive royalties from LGLS on any product sales in China.
     The Company has recorded drug development costs, which are recorded as a component of research and development expense, associated with the Company’s share of joint development costs of ANA380 of $417,000 and $1.1 million for the years ended December 31, 2005 and 2004, respectively.
     Valeant Pharmaceuticals International
     In December 2002, the Company entered into an agreement with Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and Ribapharm, Inc. for an exclusive worldwide license to six antiviral compounds. Under the terms of the agreement, the Company is entitled to clinical milestone payments, which may total up $425,000 for each product candidate. In connection with this agreement, the Company has a minimum royalty commitment of $50,000 and $75,000 for the years ended December 31, 2006 and 2007, respectively, and $100,000 for each of the nine years thereafter.
     Grants
     In September 2004, the Company was awarded a Phase II Small Business Innovation Research grant from The National Institutes of Health (NIH). The maximum funding under the two year grant is $1,200,000, and the funding period of the grant will terminate on August 31, 2007. As of December 31, 2005 and 2004, the Company had recorded revenue of $479,000 and $105,000 under the grant, respectively.
8. Redeemable Convertible Preferred Stock and Stockholders’ Equity
     Redeemable Convertible Preferred Stock
     In November 2003, the Company completed an equity financing in which 1,179,749 shares of Series C redeemable convertible preferred stock were sold at a purchase price of $6.89 per share for total proceeds of $8.1 million, net of $22,000 of offering costs. The Series C redeemable preferred stock was sold at a price per share below the anticipated initial public offering price of the Company’s common stock. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company has recorded a deemed dividend on the Series C redeemable preferred stock of $6.9 million during the year ended December 31, 2003, which is equal to the number of shares of Series C redeemable preferred stock sold times the difference between the anticipated initial public offering price and the Series C redeemable preferred stock price per share.
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
     Warrants
     In 2003, in connection with the Company’s establishment of a line of credit with GE, the Company issued a warrant to GE to purchase 28,227 shares of Series C redeemable preferred stock at an initial exercise price of $1.35 per share. The warrant expires on March 26, 2006. In conjunction with the Company’s initial public offering, the warrant to purchase 28,227 shares of Series C redeemable preferred stock was converted into a warrant to purchase 5,535 shares of common stock with a per share exercise price of $6.87. The Company ascribed an aggregate value of approximately $50,000 to such warrant, which is being amortized to interest expense over the life of the lease financing.
     In 2004, in connection with the Company’s lease of its corporate headquarters and research and development facility, the Company issued a warrant to purchase 150,000 shares of Series C redeemable preferred stock at an initial exercise price of $1.35 per share. The warrant expires on February 23, 2009. In conjunction with the Company’s initial public offering, the warrant to purchase 150,000 shares of Series C redeemable preferred stock was converted into a warrant to purchase 29,412 shares of common stock with a per share exercise price of $6.87. The Company ascribed an aggregate value of approximately $272,000 to such warrant, which is being amortized to rent expense over the life of the lease.
     As of December 31, 2005, the Company had warrants to purchase 375,697 shares of common stock outstanding with exercise prices ranging from $6.87 to $28.22. These warrants expire at various times between March 25, 2006 through December 17, 2012.
     Stock Options
     In 2002, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan). In connection with the adoption of the 2002 Plan, the Company’s 1994 Stock Option Plan and 1998 Equity Incentive Plan (collectively, the “Prior Plans”) were amended and restated into the 2002 Plan. All options that were previously granted under the Prior Plans became governed by the 2002 Plan and the Prior Plans no longer existed as individual plans. The 2002 Plan provided for the issuance of incentive stock options to officers and other employees of the Company and non-qualified stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company.
     Upon the effectiveness of the initial public offering, the 2004 Equity Incentive Plan (the 2004 Plan) was adopted. The initial share reserve under the 2004 Plan was equal to the number of shares of common stock reserved under the 2002 Plan that remained available for future stock awards upon the effectiveness of the IPO. Options granted under the 2002 Plan continue to be governed by the provisions of the 2002 Plan.
     The total number of shares which remain available for grant under the 2004 Plan is 381,659 at December 31, 2005. The options are exercisable at various dates and will expire no more than ten years from their date of grant, or in the case of certain non-qualified options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.
     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. The total number of shares which remain available for grant under the NEDSOP Plan is 193,833 at December 31, 2005. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.
     The following table summarizes information about stock options outstanding under the 2002 Plan, 2004 Plan and the NEDSOP Plan at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$2.95-$4.99	1,165,769	7.2	$2.95	727,123	$2.95
$5.00-$7.00	774,827	8.4	$6.08	294,005	$6.18
$7.01-$8.15	789,025	9.9	$8.11	9,459	$7.61
$8.16-$13.65	359,650	9.6	$11.59	9,584	$9.50

	3,089,271			1,040,171

     A summary of the Company’s stock option activity and related information is as follows:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2002	707,223	$3.50
Granted	581,527	2.95
Exercised	(8,984)	2.95
Cancelled	(122,319)	3.00

Balance at December 31, 2003	1,157,447	3.28
Granted	1,451,947	4.66
Exercised	(145,156)	2.95
Cancelled	(99,084)	3.20

Balance at December 31, 2004	2,365,154	4.12
Granted	1,178,351	9.13
Exercised	(222,593)	3.16
Cancelled	(231,641)	4.65

Balance at December 31, 2005	3,089,271	$6.06

     Shares of common stock reserved for future issuance at December 31, 2005 are as follows:

December 31, 2005
Warrants	375,697
Stock options under the Company’s Plans:
Granted and outstanding	3,089,271
Reserved for future grant	575,492

4,040,460

     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 2005, 67,022 shares of common stock were issued under the Purchase Plan. As of December 31, 2005, 394,909 shares of common stock are available for issuance under the Purchase Plan. The weighted-average fair value of employee stock Purchase Plan purchases was $5.28 per share.
9. Related Party Transactions
     During 2000, the Company made two advances of $148,000 each, with interest rates of prime (4.25% at December 31, 2002) plus 1.0%, to the Company’s President. One advance was due June 11, 2002, and the other was to mature December 14, 2001; the latter was forgiven in January 2001 by the Company’s Board of Directors and recorded as compensation expense. During 2002, the Company’s Board of Directors extended the maturity date of the remaining note to September 30, 2003. In January 2003, the second advance to the Company’s President was forgiven by the Company’s Board of Directors and recorded as compensation expense.
10. Income Taxes
     Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $68.5 million and $59.4 million has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No. 109, Accounting for Income Taxes, at December 31, 2005 and 2004, respectively.

	For the years ended December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,163	$26,620
Research and development credits	6,614	5,946
Depreciation and amortization	1,559	—
Non-qualified stock options	1,368	1,326
Capitalized research and development expense	19,322	24,059
Accruals	435	1,643
Deferred Revenue	4,016	245
Other	3	—

Total deferred tax assets	68,480	59,839
Deferred tax liabilities:
Capital lease obligation, net	—	(443)

Total deferred tax liabilities	—	(443)

Net deferred tax assets	68,480	59,396
Valuation allowance for deferred tax assets	(68,480)	(59,396)

Net deferred taxes	$—	$—

     At December 31, 2005, the Company had federal and state tax net operating loss carryforwards of approximately $92.6 million and $47.9 million, respectively. The federal and state loss carryforwards will begin expiring in 2007 and 2012, respectively, unless previously utilized. The difference between the federal and state loss carryforwards is primarily attributable to the capitalization of research and development expenses for state income tax purposes and the prior years’ 50% and 60% limitation of state loss carryforwards.
     The Company also has federal and state research and development tax credit carryforwards of approximately $5.0 million and $2.5 million, respectively. The federal and state research and development credits will begin expiring in 2007 unless previously utilized.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50%, which occur within a three-year period.
11. Savings Plan
     The Company has a retirement savings plan for all employees, subject to certain age requirements, pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions and has made no contributions as of December 31, 2005.
12. Unaudited Quarterly Results of Operations
     The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.

	First	Second	Third	Fourth
Fiscal year 2005	Quarter	Quarter	Quarter	Quarter
	(in thousands, expect per share data)
Revenues	$563	$581	$1,737	$2,006
Net loss	(8,383)	(7,058)	(3,414)	(3,068)
Net loss attributable to common shareholders	(8,383)	(7,058)	(3,414)	(3,068)
Basic and diluted net loss per share	(0.38)	(0.31)	(0.13)	(0.11)

	First	Second	Third	Fourth
Fiscal year 2004	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Revenues	$683	$214	$356	$509
Net loss	(7,442)	(10,948)	(7,041)	(7,548)
Net loss attributable to common shareholders	(7,617)	(10,948)	(7,041)	(7,548)
Basic and diluted net loss per share	(3.77)	(0.50)	(0.32)	(0.34)