Form 10-Q
period 2006-03-31
ANADYS PHARMACEUTICALS INC
filed 2006-05-10
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes     ☑     No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☑
The number of shares of common stock outstanding as of the close of business on May 1, 2006:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,464,163

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$89,845	$93,659
Securities available-for-sale	9,919	11,192
Accounts receivable	3,062	6,025
Prepaid expenses and other current assets	718	651

Total current assets	103,544	111,527

Property and equipment, net	4,024	3,809
Other assets, net	1,575	1,640

Total assets	$109,143	$116,976

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$4,332	$4,879
Current portion of long-term debt	—	854
Current portion of deferred rent	446	433
Deferred revenue	6,423	6,679

Total current liabilities	11,201	12,845

Long-term debt, net of current portion	—	682
Long-term portion of deferred rent	1,256	1,370
Long-term portion of deferred revenue	21,881	23,143

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; no shares issued and outstanding at March 31, 2006 and December 31, 2005.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2006 and December 31, 2005; 28,452,556 and 28,374,136 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	28	28
Additional paid-in capital	268,334	267,499
Deferred compensation	—	(839)
Accumulated other comprehensive loss	(32)	(32)
Accumulated deficit	(193,525)	(187,720)

Total stockholders’ equity	74,805	78,936

Total liabilities and stockholders’ equity	$109,143	$116,976

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2005, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:

Collaborative agreements	$1,518	$488
Grants	24	75

Total revenues	1,542	563

Expenses:

Research and development	6,319	7,097
General and administrative	2,097	2,004

Total operating expenses	8,416	9,101

Interest income and other, net	1,133	252
Interest expense	(64)	(97)

Net interest income and other	1,069	155

Net loss	(5,805)	(8,383)

Net loss per share, basic and diluted	$(0.20)	$(0.38)

Shares used in calculating net loss per share, basic and diluted	28,404	22,350

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Operating Activities:
Net loss	$(5,805)	$(8,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363	376
Share-based compensation expense	1,398	617
Rent expense related to warrants issued in connection with lease	12	12
Interest expense related to warrants issued in connection with debt	23	13
Changes in operating assets and liabilities:
Accounts receivable	2,963	16
Prepaid expenses and other current assets	(67)	354
Other assets, net	65	65
Accounts payable and accrued expenses	(547)	1,304
Deferred revenue	(1,518)	—
Deferred rent	(101)	148

Net cash used in operating activities	(3,214)	(5,478)

Investing Activities:
Purchases of securities available-for-sale	(1,477)	(3,395)
Proceeds from sale and maturity of securities available-for-sale	2,750	9,593
Purchases of property and equipment	(578)	(223)

Net cash provided by investing activities	695	5,975

Financing Activities:
Proceeds from exercise of stock options	264	77
Principal payments on long-term debt	(1,559)	(366)

Net cash used in financing activities	(1,295)	(289)

Net (decrease) increase in cash and cash equivalents	(3,814)	208
Cash and cash equivalents at beginning of period	93,659	5,988

Cash and cash equivalents at end of period	$89,845	$6,196

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized loss on securities available-for-sale	$—	$(39)

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes To Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 15, 2006. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
     The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. A discussion of the Company’s critical accounting policies and management estimates is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this quarterly report on Form 10-Q.
2. Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin, No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has followed the following principles in recognizing revenue:
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
3. Net Loss Per Share
     The Company calculates basic and diluted net loss per share for all periods presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common stock equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The Company has excluded all outstanding options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

	For the three months ended March 31,
	2006	2005
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	3,136	2,373
Warrants	370	376

	3,506	2,749

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2006	2005
	(In thousands)
Net loss	$(5,805)	$(8,383)
Unrealized loss on securities available-for-sale	—	(39)

Comprehensive loss	$(5,805)	$(8,422)

5. Share-based Payments
     Background
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
     The total number of shares which remain available for grant under the 2004 Plan is 259,486 at March 31, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.
     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. The total number of shares which remain available for grant under the NEDSOP Plan is 193,833 at March 31, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.

     A summary of the Company’s stock option activity and related information during the three months ended March 31, 2006 is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Term	(in thousands)
Balance at January 1, 2006	3,089,271	$6.06
Granted	133,000	13.19
Exercised	(75,310)	3.50
Cancelled	(10,827)	11.10

Balance at March 31, 2006	3,136,134	$6.41	8.32	$31,690

Exercisable at March 31, 2006	1,102,542	$4.13	7.19	$13,655

     Adoption of SFAS No. 123R, Share Based Payment
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
     The Company adopted SFAS No. 123R using the modified prospective method on January 1, 2006. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. In addition, the unrecognized compensation cost of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, shall be recognized in expense over the vesting periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123.
     The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.
     SFAS No. 123R requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Historically, the Company has reported stock-based compensation expense as a separate line in the operating expenses section of the Statement of Operations. Under SFAS No. 123R, the Company has reported the following amounts of stock-based compensation expense in the Statements of Operations as follows for the three months ended March 31, 2006 (in thousands, except per share data):

Research and development expense	$806
General and administrative expense	592

Total share-based compensation expense	$1,398

Net share-based compensation expense, per common share
Basic and diluted	$0.05

     As of March 31, 2006, there was approximately $9.9 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.97 years.
     The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended
	March 31,
	2006	2005
Stock Options:
Dividend yield	0.0%	0.0%
Expected volatility	65.0%	70.0%
Risk-free interest rate	4.72%	3.89%
Expected life of the option term (in years)	6.25	5.0
     Dividend Yield—The Company has never declared or paid dividends on common stock and has no plans to do so in the foreseeable future.
     Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility from its initial public offering through the dates of grants, in combination with the historical volatility of similar companies and business and economic considerations in order to estimate the expected volatility, due to the Company’s short history as a public company.
     Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.
     Expected Life of the Option Term—This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options with further consideration given to the class of employees to whom the options were granted.
     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. The purchase discount is significant enough to be considered compensatory under SFAS No. 123R. As a result, the Company recorded $72,000 and $35,000, in stock-based compensation for the three months ended March 31, 2006 and 2005, respectively, related to the Purchase Plan.
     The following assumptions were used to estimate the fair value of shares to be issued under the Purchase Plan for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%
Expected volatility	70.0%	70.0%
Risk-free interest rate	3.66%	2.85%
Expected life of the option term (in years)	1.49	.84
Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006
     As permitted by SFAS No. 123, the Company had elected to follow APB No. 25, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense was recognized. In conjunction with the Company’s initial public offering, the Company reviewed its historical exercise prices through March 25, 2004 and, as a result, revised the estimate of fair value for all stock options granted on or after July 1, 2002. With respect to these options granted, the Company had recorded deferred stock compensation for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation related to employee stock options issued between July 1, 2002 and March 25, 2004 was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years. Upon the adoption of and in accordance with SFAS No. 123R, on January 1, 2006, we reclassed our remaining unamortized deferred compensation balance calculated in accordance with APB No. 25 into additional paid-in capital.
     The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Net loss applicable to common stockholders	$(8,383)
Add: Stock-based employee compensation included in reported net loss	594
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,071)

Pro forma net loss	$(8,860)

Net loss per share:
Basic and diluted — as reported	$(0.38)

Basic and diluted — pro forma	$(0.40)

6. Debt
     On December 31, 2005, the Company’s outstanding revolving equipment financing line of credit with General Electric Capital Corporation (GE) expired. During February 2006, the outstanding principal balance of $1.6 million due under the GATX Ventures and GE loan and security agreements was paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 15, 2006. Operating results are not necessarily indicative of results that may occur in future periods.
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
Overview
     We are a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis, other serious infections and cancer. Our current clinical development programs include: ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis); and ANA380 for the treatment of HBV, which we are co-developing with LG Life Sciences (LGLS). In December 2005 we selected ANA773, a novel Toll-Like Receptor-7 (TLR-7) oral prodrug, for our next clinical development program. We are independently developing ANA773 as an oral therapy for the treatment of certain cancers and plan to initiate clinical trials for ANA773 in the second half of 2006. Our therapeutic focus in hepatitis, other serious infections and cancer leverages our core capabilities in Toll-Like Receptor (TLR)-based small molecules and structure-based drug design, and is aimed to advance a balanced and strong pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of March 31, 2006, our accumulated deficit was $193.5 million. We expect to incur substantial and increasing losses for at least the next several years as we:
•	fund our portion of the global development of ANA975 for the treatment of HCV and HBV;

•	fund our portion of the global development costs of ANA380 for the treatment of HBV;

•	continue the development of our other product candidates, including ANA773;

•	advance our preclinical candidates into clinical development;

•	develop and scale-up product candidates for clinical trials and potential commercialization;

•	further our research and development programs;

•	establish a commercial infrastructure;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
Share-Based Payments
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
     We adopted SFAS No. 123R using the modified prospective method on January 1, 2006. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.
     Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25. In conjunction with our initial public offering, we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate for financial reporting purposes of fair value for stock options granted on or after July 1, 2002 through the date of our initial public offering. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per share at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and were amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. Upon the adoption of and in accordance with SFAS No. 123R, on January 1, 2006, we reclassed our remaining unamortized deferred compensation balance calculated in accordance with APB No. 25 into additional paid-in capital.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     Revenue Recognition. We may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin, No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. Specifically, we have applied the following policies in recognizing revenue:
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
     Share-based Compensation. We account for share-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations
Three Months Ended March 31, 2006 and 2005
     Revenue. We recorded revenues of $1.5 million for the three months ended March 31, 2006 compared to $563,000 for the three months ended March 31, 2005. Revenue for the three months ended March 31, 2006 was attributable to revenues derived from our collaboration with Novartis and, to a lesser extent, our collaboration with Roche and our Phase II SBIR grant from the National Institutes of Health. During the quarter ended March 31, 2006, we recorded revenues of $1.3 million associated with the amortization of our $20.0 million up-front payment and $10 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. During the quarter ended March 31, 2006, we completed our portion of our collaboration with Roche. We recorded revenue of $131,000 and $438,000 during the three months ended March 31, 2006 and 2005, respectively, related to our collaboration with Roche. Revenue for the three months ended March 31, 2005 was attributable to our collaboration with Roche and, to a lesser extent, our Phase II SBIR grant from the National Institutes of Health. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurance of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $6.3 million for the three months ended March 31, 2006 compared to $7.1 million for the three months ended March 31, 2005. The decrease in research and development expenses was primarily attributable to the recording of $845,000 as an offset to research and development expense, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from January 1, 2006 through March 31, 2006. Included as a component of research and development expense during the three months ended March 31, 2006 is $583,000 of employee share-based compensation expense in accordance with SFAS No. 123R. During the three months ended March 31, 2005, we included $271,000 as a component of research and development expense with respect to employee stock options in accordance with APB No. 25.
     During the quarter ended March 31, 2006, we implemented a new project costing methodology which enables us to allocate internal direct costs such as personnel costs and supplies and materials directly to projects for periods after January 1, 2006. Other costs including facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel. We believe that this new project costing methodology allows us to better track and report the actual development costs of our internal product candidates.
     The following summarizes our research and development expenses based on the project costing methodology described above for the three months ended March 31, 2006 (in thousands):

ANA975	$1,397
ANA380	148
ANA773	831
Early stage programs and research	2,052
Infrastructure and support personnel	1,930
Non-cash employee and non-employee share-based compensation	806
Reimbursement of ANA975 costs by Novartis	(845)

Total research and development expense	$6,319

     Prior to January 1, 2006, we allocated only direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research to projects. Other costs such as internal direct and indirect costs which included compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation were not allocated directly to projects. During the three months ended March 31, 2005, we reported direct external expenses of $2.3 million associated with the development of ANA975 and $3.2 million associated with our unallocated indirect internal costs and overhead.
     General and Administrative Expenses. General and administrative expenses were $2.1 million for the three months ended March 31, 2006, which was relatively consistent with the general and administrative expenses of $2.0 million for the three months ended March 31, 2005. Included as a component of general and administrative expense during the three months ended March 31, 2006 is $547,000 of employee share-based compensation expense in accordance with SFAS No. 123R. During the three months ended March 31, 2005, we included $323,000 as a component of general and administrative expense with respect to employee stock options in accordance with APB No. 25.

     Interest Income and Other, net. Interest income was $1.1 million for the three months ended March 31, 2006 compared to $252,000 for the three months ended March 31, 2005. The $848,000 increase in our interest income from the three months ended March 31, 2006 to the three months ended March 31, 2005 was the result of the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10 million milestone payment from Novartis received in September 2005 triggered by the acceptance of our IND application by the FDA.
     Interest Expense. Interest expense was $64,000 for the three months ended March 31, 2006, which was relatively consistent with the interest expense of $97,000 for the three months ended March 31, 2005.
Liquidity and Capital Resources
     As of March 31, 2006, we had cash, cash equivalents, and securities available-for-sale of $99.8 million. To date, we have funded our operations primarily through the sale of equity securities and payments received pursuant to our License and Co-Development Agreement with Novartis. Through March 31, 2006, we had received approximately $237.8 million from the sale of equity securities.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the three months ended March 31,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(3,214)	$(5,478)

Cash provided by investing activities:

Purchases of securities available-for-sale	$(1,477)	$(3,395)
Proceeds from sale and maturity of securities available-for-sale	2,750	9,593
Purchases of property and equipment	(578)	(223)

Net cash provided by investing activities	$695	$5,975

     Cash flows used in operating activities decreased by $2.3 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. The decrease in our cash flow used in operating activities was primarily the result of an increase in our revenue of $980,000 and our interest income of $897,000 from the three months ended March 31, 2005 to the three months ended March 31, 2006.
     Cash flows provided by investing activities decreased by $5.3 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. The decrease was primarily the result of the sale and maturity of available-for-sale securities during the three months ended March 31, 2005 to fund operations of the Company. During the three months ended March 31, 2006, the Company utilized cash and cash equivalents to fund the operations of the Company.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the three months ended March 31,
	2006	2005
	(In thousands)
Cash used in financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	264	77
Principal payments on long-term debt	(1,559)	(366)

Net cash used in financing activities	$(1,295)	$(289)

     Cash flows used in financing activities increased by $1.0 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. The increase was primarily a result of the Company paying off the outstanding principal balances on our equipment financing lines of credit during the three months ended March 31, 2006.
Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of March 31, 2006 (In thousands):

		Less than	2007 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$6,186	$1,796	$3,745	$645	$—
Minimum royalty commitment	975	75	200	200	500

	$7,161	$1,871	$3,945	$845	$500

     We also enter into agreements with clinical sites and contract research organizations that conduct our clinical trials. We generally make payments to these entities based upon the number of subjects enrolled and the length of their participation in the trials. To date, the majority of our clinical costs have been to clinical sites and contact research organizations for subjects who have participated in our clinical trials as well as the manufacturing of compounds used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up. Our portion of the costs will also be influenced by the pace and timing of the development activities conducted under our joint development agreements with our collaborators, including Novartis and LGLS. At this time, because of the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the total costs we will incur in the continued development of our clinical candidates for potential commercialization. Because of these same factors, we are unable to determine the completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. As we continue our discovery, pre-clinical and clinical programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which currently un-partnered product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result of the above factors, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.
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
     Overview of Financial Position and Future Cash Requirements
     Our condensed consolidated balance sheet as of March 31, 2006, compared to our condensed consolidated balance sheet as of December 31, 2005, was primarily impacted by the decrease in cash, cash equivalents and securities available-for-sale of $5.1 million which represents the use of our cash, cash equivalents and securities available-for-sale to fund the operations of the Company during the three months ended March 31, 2006 and the payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $3.8 million from Novartis which represented Novartis’ share of ANA975 development costs incurred from June 1, 2005 to September 30, 2005.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our preclinical development activities;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development agreements with our collaborators;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization drug supply;

•	the success of the commercialization of ANA380, ANA975, ANA773 or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     In connection with our collaboration with LGLS for the development of ANA380, we may be required to make milestone payments totaling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS.
     In connection with our License and Co-Development Agreement with Novartis International Pharmaceutical Ltd., a Novartis AG company, for the development of ANA975 and potentially additional TLR-7 oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications, we may receive up to $540 million in additional payments for the achievement of specified development, regulatory and sales milestones. In addition, Novartis will fund 80.5% of the global development costs of the lead product candidate, and we will fund 19.5% of such development costs, subject to certain limitations. As we progress through the development plan for ANA975, more operational responsibility for the clinical trials will transition from us to Novartis with reimbursement for research and development expenditures then flowing from us to Novartis.
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
     As of March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
Item 4. Controls and Procedures
     Our President and Chief Executive Officer and Vice President, Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
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
     We have incurred net operating losses since our incorporation in 1992 and through March 31, 2006 we have an accumulated deficit of $193.5 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA975 and ANA380. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of ANA975 and ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are jointly conducting and equally funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. In addition, given the increased number of currently available treatments for HBV as well as those in development, we and LGLS are continuing to evaluate the market opportunity for ANA380. We and LGLS also are evaluating various cost-effective development alternatives for the advancement of ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. As a result of this assessment, we have chosen to offer an option to Novartis to evaluate and negotiate for our licensing rights in ANA380. For a limited period Novartis retains the exclusive option to evaluate and potentially license our rights to ANA380, which they may or may not choose to exercise. The exercise of this option may affect the collaborative relationship between us, Novartis and LGLS positively or negatively, and may affect the ANA975 collaboration agreement with Novartis and ultimately our reputation and prospects. If Novartis chooses not to exercise the ANA380 license option, we may look for other potential licensing parties or we may decide to substantially limit our development of ANA380.
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
     A number of our collaboration agreements have been directed toward the discovery and development of drug candidates. Under these collaboration agreements, we generally would not earn significant milestone payments unless and until our collaborators have advanced product candidates into clinical testing, which may not occur for many years, if ever. In addition, a collaborator may disagree as to whether a particular milestone has been achieved. Consequently, we cannot guarantee that milestone payments will be received or that commercialized drugs will be developed on which royalties will be payable to us. If we are unable to generate significant milestone and royalty revenues from our collaborations, we may never attain profitability.
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

Item 5. Other Information
     On April 17 2006, we entered into an agreement relating to change-of-control benefits with Jennifer K. Crittenden, our Vice President, Finance. The agreement provides that Ms. Crittenden is an at will employee, and that in the event we experience a change of control (as defined in the agreement), and we terminate Ms. Crittenden’s employment other than for cause (as defined in the agreement) or Ms. Crittenden terminates her employment with us as a result of a constructive termination (as defined in the agreement), the unvested portion of her outstanding stock options would vest and become immediately exercisable. A termination entitling Ms. Crittenden to acceleration of vesting as described above will also entitle Ms. Crittenden to an amount equal to six months of her base salary, payable as a lump sum.

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION

10.41#	Change in Control Agreement dated April 17, 2006 by and between the Registrant and Jennifer K. Crittenden

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Vice President, Finance pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	ANADYS PHARMACEUTICALS, INC.

By: /s/ Kleanthis G. Xanthopoulos, Ph.D.

Kleanthis G. Xanthopoulos, Ph.D. President and Chief Executive Officer

By: /s/ Jennifer K. Crittenden

Jennifer K. Crittenden Vice President, Finance

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

10.41#	Change in Control Agreement dated April 17, 2006 by and between the Registrant and Jennifer K. Crittenden

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Vice President, Finance pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.