Form 10-Q
period 2006-06-30
ANADYS PHARMACEUTICALS INC
filed 2006-08-09
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of the close of business on August 1, 2006:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,561,989

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$75,898	$93,659
Securities available-for-sale	18,340	11,192
Accounts receivable	1,590	6,025
Prepaid expenses and other current assets	1,148	651

Total current assets	96,976	111,527

Property and equipment, net	4,255	3,809
Other assets, net	1,510	1,640

Total assets	$102,741	$116,976

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$5,645	$4,879
Current portion of long-term debt	—	854
Current portion of deferred rent	419	433
Deferred revenue	4,246	6,679

Total current liabilities	10,310	12,845

Long-term debt, net of current portion	—	682
Long-term portion of deferred rent	1,182	1,370
Long-term portion of deferred revenue	21,487	23,143

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; no shares issued and outstanding at June 30, 2006 and December 31, 2005.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2006 and December 31, 2005; 28,561,989 and 28,374,136 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	29	28
Additional paid-in capital	270,443	267,499
Deferred compensation	—	(839)
Accumulated other comprehensive loss	(107)	(32)
Accumulated deficit	(200,603)	(187,720)

Total stockholders’ equity	69,762	78,936

Total liabilities and stockholders’ equity	$102,741	$116,976

See accompanying notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2005, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:

Collaborative agreements	$1,570	$438	$3,089	$926
Grants	12	143	35	217

Total revenues	1,582	581	3,124	1,143

Expenses:

Research and development	7,163	5,907	13,482	13,003
General and administrative	2,642	1,830	4,738	3,834

Total operating expenses	9,805	7,737	18,220	16,837

Interest income and other, net	1,150	205	2,282	456
Interest expense	(5)	(107)	(69)	(204)

Net interest income and other	1,145	98	2,213	252

Net loss	(7,078)	(7,058)	(12,883)	(15,442)

Net loss per share, basic and diluted	$(0.25)	$(0.31)	$(0.45)	$(0.69)

Shares used in calculating net loss per share, basic and diluted	28,499	22,426	28,452	22,388

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating Activities:
Net loss	$(12,883)	$(15,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766	746
Share-based compensation expense	2,938	1,123
Rent expense related to warrants issued in connection with lease	26	24
Interest expense related to warrants issued in connection with debt	23	26
Loss on disposal of property and equipment	50	—
Changes in operating assets and liabilities:
Accounts receivable	4,435	53
Prepaid expenses and other current assets	(497)	244
Other assets, net	130	141
Accounts payable and accrued expenses	766	240
Deferred revenue	(4,089)	375
Deferred rent	(202)	170

Net cash used in operating activities	(8,537)	(12,300)

Investing Activities:
Purchases of securities available-for-sale	(9,973)	(3,395)
Proceeds from sale and maturity of securities available-for-sale	2,750	19,706
Purchases of property and equipment	(1,262)	(280)

Net cash (used in) provided by investing activities	(8,485)	16,031

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	820	740
Proceeds from the issuance of long-term debt	—	277
Principal payments on long-term debt	(1,559)	(744)

Net cash (used in) provided by financing activities	(739)	273

Net (decrease) increase in cash and cash equivalents	(17,761)	4,004
Cash and cash equivalents at beginning of period	93,659	5,988

Cash and cash equivalents at end of period	$75,898	$9,992

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized loss on securities available-for-sale	$(75)	$(11)

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes To Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 15, 2006. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
2. Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin(SAB) No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has followed the following principles in recognizing revenue:
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

	For the six months ended June 30,
	2006	2005
	(In thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	3,183	2,086
Warrants	279	376

	3,462	2,462

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$(7,078)	$(7,058)	$(12,883)	$(15,442)
Unrealized (loss) gain on securities available-for-sale	(75)	50	(75)	11

Comprehensive loss	$(7,153)	$(7,008)	$(12,958)	$(15,431)

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
     The total number of shares which remain available for grant under the 2004 Plan is 176,789 at June 30, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.
     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. The total number of shares which remain available for grant under the NEDSOP Plan is 169,805 at June 30, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.

     A summary of the Company’s stock option activity and related information during the six months ended June 30, 2006 is as follows:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term	(in thousands)
Balance at January 1, 2006	3,089,271	$6.06
Granted	280,500	13.78
Exercised	(134,987)	4.05
Cancelled	(51,602)	7.71

Balance at June 30, 2006	3,183,182	$6.80	8.17	$245

Exercisable at June 30, 2006	1,168,347	$4.16	7.02	$177

     The total intrinsic value of options exercised during the six months ended June 30, 2006 was $971,000, determined as of the date of exercise.
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
     SAB No. 107, Share - Based Payment requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Historically, the Company has reported stock-based compensation expense as a separate line in the operating expenses section of the Statement of Operations. Under SFAS No. 123R, the Company has reported the following amounts of stock-based compensation expense in the Statements of Operations as follows for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Research and development expense	$799	$1,605
General and administrative expense	742	1,333

Total share-based compensation expense	$1,541	$2,938

Net share-based compensation expense, per common share basic and diluted	$0.05	$0.10

     On June 12, 2006, Dr. Xanthopoulos provided notice of his resignation as President and Chief Executive Officer of the Company effective December 31, 2006 or such earlier time as a successor has been identified and appointed. The Company has agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options upon completion of the transition and his resignation as President and Chief Executive Officer. The Company calculated the additional share-based expense associated with the modification and acceleration of his unvested stock options upon his termination with the Company in accordance with SFAS 123R. For the three months ended June 30, 2006, the Company included $191,000 of share-based expense as a component of general and administrative expense related to stock options granted to Dr. Xanthopoulos. As of June 30, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to Dr. Xanthopoulos’ stock options which will be recognized into general and administrative expense through December 31, 2006 or such earlier time as a successor has been identified and appointed. The incremental cost associated with the modification and acceleration of Dr. Xanthopoulos' unvested stock options was not material.
     As of June 30, 2006, there was an additional $7.1 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans, excluding stock options granted to Dr. Xanthopoulos. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.89 years.
     The following assumptions were used to estimate the fair value of options granted for the three and six months ended June 30, 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	65.0%	70.0%	65%	70.0%
Risk-free interest rate	4.98%	3.87%	4.84%	3.88%
Expected life of the option term (in years)	6.25	5.00	6.25	5.00
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
     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. The purchase discount is significant enough to be considered compensatory under SFAS No. 123R. As a result, the Company recorded $88,000 and $160,000, in stock-based compensation for the three and six months ended June 30, 2006, respectively, related to the Purchase Plan.
     The following assumptions were used to estimate the fair value of shares to be issued under the Purchase Plan for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.0%	70.0%	69.0%	70.0%
Risk-free interest rate	3.95%	3.45%	3.95%	3.48%
Expected life of the option term (in years)	1.43	1.16	1.43	1.16

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
     The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders	$(7,058)	$(15,442)
Add: Stock-based employee compensation included in reported net loss	465	1,060
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(942)	(1,978)

Pro forma net loss	$(7,535)	$(16,360)

Net loss per share:
Basic and diluted — as reported	$(0.31)	$(0.69)

Basic and diluted — pro forma	$(0.34)	$(0.73)

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
Overview
     We are a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis, other serious infections and cancer. Our current clinical development programs include: ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis) and which is currently on clinical hold; and ANA380 for the treatment of HBV, which we are co-developing with LG Life Sciences (LGLS). In December 2005, we selected ANA773, a novel Toll-Like Receptor-7 (TLR-7) oral prodrug, for our next clinical development program. We are independently developing ANA773 as an oral therapy for the treatment of certain cancers. Our therapeutic focus in hepatitis, other serious infections and cancer leverages our core capabilities in Toll-Like Receptor (TLR)-based small molecules and structure-based drug design, and is aimed to advance a balanced and strong pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of June 30, 2006, our accumulated deficit was $200.1 million. We expect to incur substantial and increasing losses for at least the next several years as we:
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
     On June 12, 2006, Kleanthis G. Xanthopoulos Ph.D. provided notice of his resignation as our President and Chief Executive Officer effective December 31, 2006 or such earlier time as a successor has been identified and appointed. Dr. Xanthopoulos will continue to serve as a member of our Board of Directors following his resignation. We have agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options upon completion of the transition and his resignation as President and Chief Executive Officer. We calculated the additional share-based expense associated with the modification and acceleration of his unvested stock options upon his termination in accordance with SFAS 123R.
     On June 26, 2006, we announced that we had suspended dosing HCV patients in our then ongoing Phase 1b clinical trial with ANA975 pending additional analysis of recently obtained information from pre-clinical 13-week toxicology studies in animals. Preliminary analysis of this information revealed various new observations which appear consistent with intense immune stimulation in animals. Subsequent to our decision to suspend dosing, we received notification from the Food and Drug Administration (FDA) that our Investigational New Drug Application (IND) for ANA975 is on full clinical hold. We are in the process of evaluating all available information and will determine the future course of action for the ANA975 development plan in consultation with Novartis, the FDA and the applicable regulatory authorities in Europe. We currently plan to conduct additional preclinical toxicology studies in animals with ANA975 before we return to the clinic. Although we cannot currently predict the timing, we expect that this may take several quarters. In light of the ANA975 trial suspension and additional planned toxicology studies, we will not be filing an IND for ANA975 in HBV during 2006 as previously planned and have elected not to file an IND for ANA773 in cancer during 2006. Rather, we intend to gather additional pre-clinical information to better understand appropriate doses and dosing schedules in oncology.
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
     In our Annual Report on Form 10-K filed with the SEC on March 15, 2006, we provided initial guidance on our expected non-cash expense associated with SFAS No. 123R. As a result of a modification to outstanding unvested stock options, we are increasing our initial guidance to approximately $0.23 to $0.24 per basic and diluted net loss per share for fiscal year 2006.
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
Results of Operations
Three Months Ended June 30, 2006 and 2005
     Revenue. We recorded revenue of $1.6 million for the three months ended June 30, 2006 compared to $581,000 for the three months ended June 30, 2005. Revenue for the three months ended June 30, 2006 was attributable to revenue derived from our collaboration with Novartis and, to a lesser extent, our Phase II SBIR grant from the National Institutes of Health. During the quarter ended June 30, 2006, we recorded revenue of $1.2 million associated with the amortization of our $20.0 million up-front payment and $10.0 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. During January 2006, we completed our portion of our collaboration with Roche and as such we recorded no revenue related to this collaboration during the three months ended June 30, 2006. We recorded revenue of $438,000 during the three months ended June 30, 2005 related to our collaboration with Roche. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $7.2 million for the three months ended June 30, 2006 compared to $5.9 million for the three months ended June 30, 2005. The $1.3 million increase in research and development expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006 and an increase in personnel related expenses, partially offset by an estimate of Novartis’ net share of ANA975 expenses which is recorded as a reduction to research and development expenses. We included as a component of research and development expense $799,000 of employee share-based compensation expense in accordance with SFAS No. 123R during the three months ended June 30, 2006. During the three months ended June 30, 2005, we included $251,000 as a component of research and development expense with respect to deferred compensation on employee stock options in accordance with APB No. 25. Personnel related expenses increased $830,000 from the three months ended June 30, 2005 to the three months ended June 30, 2006. This expense was driven by an overall increase in personnel, recruiting costs, lab supplies and travel from the three months ended June 30, 2005 to the three months ended June 30, 2006. The increases noted above were offset by the recording of $681,000 as an offset to research and development expense, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from April 1, 2006 through June 30, 2006.
     We have implemented a new project costing methodology which enables us to allocate internal direct costs such as personnel costs and supplies and materials directly to projects for periods after January 1, 2006. Other costs including facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.
     The following summarizes our research and development expenses based on the project costing methodology described above for the three months ended June 30, 2006 (in thousands):

ANA975	$1,221
ANA380	64
ANA773	1,667
Early stage programs and research	2,309
Infrastructure and support personnel	1,784
Non-cash employee and non-employee share-based compensation	799
Reimbursement of ANA975 costs by Novartis	(681)

Total research and development expense	$7,163

     Prior to January 1, 2006, we allocated only direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research to projects. Other costs such as internal direct and indirect costs which included compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation were not allocated directly to projects. During the three months ended June 30, 2005, we reported direct external expenses of $1.8 million associated with the development of ANA975 and $3.1 million associated with our unallocated indirect internal costs and overhead.
     General and Administrative Expenses. General and administrative expenses were $2.6 million for the three months ended June 30, 2006 compared to $1.8 million for the three months ended June 30, 2005. The increase in general and administrative expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006. We included, as a component of general and administrative expense during the three months ended June 30, 2006, $742,000 of share-based compensation expense in accordance with SFAS No. 123R. Included as a component of share-based compensation expense for the three months ended June 30, 2006 was $191,000 of share-based expense related to options granted to Dr. Xanthopoulos. As of June 30, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to Dr. Xanthopoulos’ stock options which will be recognized into general and administrative expense through December 31, 2006 or such earlier time as a successor has been identified and appointed. During the three months ended June 30, 2005, we included $254,000 as a component of general and administrative expense with respect to deferred compensation on employee stock options in accordance with APB No. 25.
     Interest Income and Other, net. Interest income was $1.2 million for the three months ended June 30, 2006 compared to $205,000 for the three months ended June 30, 2005. The $995,000 increase in our interest income from the three months ended June 30, 2006 to the three months ended June 30, 2005 was the result of the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20.0 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10.0 million milestone payment from Novartis received in September 2005 triggered by the acceptance of our IND application by the FDA.
     Interest Expense. Interest expense was $5,000 for the three months ended June 30, 2006 compared to $107,000 for the three months ended June 30, 2005. The decrease in our interest expense is a result of our payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit in February 2006.
Six Months Ended June 30, 2006 and 2005
     Revenue. We recorded revenue of $3.1 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005. Revenue for the six months ended June 30, 2006 was attributable to revenue derived from our collaboration with Novartis and, to a lesser extent, our collaboration with Roche and our Phase II SBIR grant from the National Institutes of Health. During the six months ended June 30, 2006, we recorded revenues of $2.5 million associated with the amortization of our $20.0 million up-front payment and $10 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. During January 2006, we completed our portion of our collaboration with Roche. We recorded revenue of $131,000 and $876,000 during the six months ended June 30, 2006 and 2005, respectively, related to our collaboration with Roche. Revenue for the six months ended June 30, 2005 was attributable to our collaboration with Roche and, to a lesser extent, our Phase II SBIR grant from the National Institutes of Health. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $13.5 million for the six months ended June 30, 2006 compared to $13.0 million for the six months ended June 30, 2005. The $500,000 increase in research and development expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006 and to a lesser extent an increase in personnel related expenses, partially offset by an estimate of Novartis’ net share of ANA975 expenses which is recorded as a reduction to research and development expenses. We included as a component of research and development expense $1.6 million of employee share-based compensation expense in accordance with SFAS No. 123R during the six months ended June 30, 2006. During the six months ended June 30, 2005, we included $539,000 as a component of research and development expense with respect to deferred compensation on employee stock options in accordance with APB No. 25. Personnel related expenses increased $1.1 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This expense was driven by an overall increase in research and development personnel and recruiting costs from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase in research and development expenses was offset by the recording of $1.5 million as an offset to research and development expense, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from January 1, 2006 through June 30, 2006.
     We have implemented a new project costing methodology which enables us to allocate internal direct costs such as personnel costs and supplies and materials directly to projects for periods after January 1, 2006. Other costs including facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.
     The following summarizes our research and development expenses based on the project costing methodology described above for the six months ended June 30, 2006 (in thousands):

ANA975	$2,618
ANA380	212
ANA773	2,497
Early stage programs and research	4,362
Infrastructure and support personnel	3,715
Non-cash employee and non-employee share-based compensation	1,604
Reimbursement of ANA975 costs by Novartis	(1,526)

Total research and development expense	$13,482

     Prior to January 1, 2006, we allocated only direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research to projects. Other costs such as internal direct and indirect costs which included compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation were not allocated directly to projects. During the six months ended June 30, 2005, we reported direct external expenses of $4.1 million associated with the development of ANA975 and $6.3 million associated with our unallocated indirect internal costs and overhead.
     General and Administrative Expenses. General and administrative expenses were $4.7 million for the six months ended June 30, 2006 compared to $3.8 million for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006. We included, as a component of general and administrative expense during the six months ended June 30, 2006, $1.3 million of employee share-based compensation expense in accordance with SFAS No. 123R. Included as a component of share-based compensation expense for the six months ended June 30, 2006 was $191,000 of share-based expense related to options granted to Dr. Xanthopoulos. As of June 30, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to Dr. Xanthopoulos’ stock options which will be recognized into general and administrative expense through December 31, 2006 or such earlier time as a successor has been identified and appointed. During the six months ended June 30, 2005, we included $582,000 as a component of general and administrative expense with respect to employee stock options in accordance with APB No. 25.
     Interest Income and Other, net. Interest income was $2.3 million for the six months ended June 30, 2006 compared to $456,000 for the six months ended June 30, 2005. The $1.8 million increase in our interest income from the six months ended June 30, 2006 to the six months ended June 30, 2005 was the result of the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20.0 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10.0 million milestone payment from Novartis received in September 2005 triggered by the acceptance of our IND application by the FDA.
     Interest Expense. Interest expense was $69,000 for the six months ended June 30, 2006 compared to $204,000 for the six months ended June 30, 2005. The decrease in our interest expense is a result of our payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit in February 2006.
Liquidity and Capital Resources
     As of June 30, 2006, we had cash, cash equivalents, and securities available-for-sale of $94.2 million. To date, we have funded our operations primarily through the sale of equity securities and payments received pursuant to our License and Co-Development Agreement with Novartis. Through June 30, 2006, we had received approximately $237.8 million from the sale of equity securities.

     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the six months ended June 30,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(8,537)	$(12,300)

Investing Activities:

Purchases of securities available-for-sale	$(9,973)	$(3,395)
Proceeds from sale and maturity of securities available-for-sale	2,750	19,706
Purchases of property and equipment	(1,262)	(280)

Net cash (used in) provided by investing activities	$(8,485)	$16,031

     Cash flows used in operating activities decreased by $3.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The decrease in our cash flow used in operating activities was primarily the result of our receipt of $5.9 million from Novartis for their net share (80.5%) of ANA975 expenses incurred from June 1, 2005 through December 31, 2005. The decrease was also attributable to an increase in our interest income of $1.9 million from the six months ended June 30, 2005 to the six months ended June 30, 2006.
     Cash flows provided by investing activities decreased by $24.5 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The decrease was primarily the result of the sale and maturity of available-for-sale securities during the six months ended June 30, 2005 to fund our operations. During the six months ended June 30, 2006, we primarily utilized cash and cash equivalents to fund our operations.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the six months ended June 30,
	2006	2005
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	$820	$740
Proceeds from the issuance of long-term debt	—	277
Principal payments on long-term debt	(1,559)	(744)

Net cash (used in) provided by financing activities	$(739)	$273

     Cash flows used in financing activities decreased by $1.0 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The decrease was primarily a result of paying off the outstanding principal balances on our equipment financing lines of credit during the six months ended June 30, 2006.
     Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of June 30, 2006 (In thousands):

		Less than	2007 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$6,508	$1,842	$4,287	$379	$—
Minimum royalty commitment	975	75	200	200	500

	$7,483	$1,917	$4,487	$579	$500

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
     Overview of Financial Position and Future Cash Requirements
     Our condensed consolidated balance sheet as of June 30, 2006, compared to our condensed consolidated balance sheet as of December 31, 2005, was primarily impacted by the decrease in cash, cash equivalents and securities available-for-sale of $10.6 million which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the six months ended June 30, 2006 and the payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $5.9 million from Novartis which represented Novartis’ share of ANA975 development costs incurred from June 1, 2005 to December 31, 2005, which was included as a component of accounts receivable at December 31, 2005.
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
     In connection with our License and Co-Development Agreement with Novartis for the development of ANA975 and potentially additional TLR-7 oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications, we may receive up to $540 million in additional payments for the achievement of specified development, regulatory and sales milestones. In addition, Novartis will fund 80.5% of the global development costs of the lead product candidate, and we will fund 19.5% of such development costs, subject to certain limitations. As we progress through the development plan for ANA975, more operational responsibility for the clinical trials will transition from us to Novartis with reimbursement for research and development expenditures then flowing from us to Novartis.
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
     As of June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission.
Risks Related to Our Business
     *We have recently suspended our 28-day clinical trial of ANA975 in HCV infected patients, and we do not currently know when or if we will be able to resume dosing. If dosing is substantially delayed or if clinical development of ANA975 is terminated, our stock price could decline significantly.
     In June 2006, we suspended dosing in our 28-day clinical trial of ANA975 in HCV infected patients due to recently obtained information from pre-clinical 13-week animal toxicology studies. Subsequently, the FDA put our ANA975 IND on full clinical hold. We are currently analyzing the information from the toxicology studies, along with viral load data from the patients who received ANA975 prior to the suspension of dosing and are working with our collaborator Novartis to determine the next steps for the development program. We currently plan to conduct additional pre-clinical toxicology studies in animals before we return to the clinic and we cannot currently predict when or if we will be able to resume dosing ANA975 in humans. There is no guarantee that ANA975 clinical trials will be resumed at all. Based on existing and future toxicology data, we may not be able to identify a dose that we expect to provide therapeutic benefit without causing unacceptable adverse events, in which case we would likely terminate the ANA975 development program. A delay in resuming dosing or the termination of the clinical development of ANA975 could cause our stock price to decline significantly.
     *We are currently evaluating the toxicology observations that led to the suspension of dosing in our ANA975 HCV clinical trial. If it is determined that the toxicology findings are TLR-7 mechanism related, our ANA773 program for cancer and our other earlier stage TLR7 programs could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR-7 agonist. We are currently evaluating the toxicology observations from the 13-week animal studies that led to the suspension of dosing in our ANA975 HCV clinical trial to determine their potential impact, if any, on our other TLR7 programs. We currently do not know whether the observations from the toxicology studies, which were consistent with intense immune stimulation, were specific to the ANA975 compound itself, some other cause, or the mechanism of activating the TLR-7 receptor. If it is determined that the observations were a result of activating the TLR-7 receptor, we will need to determine whether this activation can be modulated to achieve a therapeutic benefit through appropriate levels of immune stimulation. We are assessing these findings to determine their impact, if any, on our other TLR-7 programs, including ANA773, ANA975 for HBV and our earlier stage TLR-7 programs. If it is determined that the intense immune stimulation is TLR-7 mechanism specific and if we are unable to modulate the immunomodulatory effect with a dose that provides therapeutic benefit without causing unacceptable adverse events, then the future development of our other TLR-7 programs may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.
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

     *We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable, if ever.
     We have incurred net operating losses since our incorporation in 1992, and through June 30, 2006 we have an accumulated deficit of $200.6 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA975 and ANA380. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of ANA975 and ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
     *The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products.
     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR-7, and on structure-based drug design. However, structure-based drug design is difficult, time-consuming and expensive. Additionally, the interaction between isatoribine and TLR-7 represents a new mechanism of action for the treatment of HCV and HBV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV- or HBV-infected patients. For example, we have suspended dosing in our ANA975 clinical trials due to new information from 13 week toxicology studies in animals while we evaluate whether there is an acceptable balance between therapeutic benefit and risk. Likewise, the use of a TLR-7 agonist represents a new mechanism of action for the treatment of cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA773 in cancer patients. Furthermore, there is no guarantee that TLR biology will result in an acceptable balance between therapeutic benefit and risk in any other therapeutic area, such as asthma, allergies or vaccine adjuvants. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies or capabilities, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.
     *We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for commercialization of one of our lead product candidates, and we may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business and, in particular, our drug development programs, will be seriously harmed.
     We have licensed our product candidate ANA975 under a development, license and commercialization agreement with Novartis, dated June 1, 2005, which we refer to as the collaboration agreement. We may derive substantially all of our near-term revenues from Novartis. Novartis may terminate the collaboration agreement in any country or with respect to any product or product candidate licensed under the collaboration agreement for any reason. If the collaboration agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business would be materially and adversely affected.
     *The success of ANA975 depends heavily on our collaboration with Novartis, which was established only recently. If Novartis is unwilling to further develop or commercialize ANA975, or experiences significant delays in doing so, our business may be materially harmed.
     As a result of the joint development aspect of our collaboration agreement with Novartis, the future success of our HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975 or any other product candidate licensed under the collaboration agreement. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget, its internal development priorities, its perceptions of the viability of the ANA975 program, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis recently in-licensed rights to Albuferon from Human Genome Sciences and there is no guarantee that Novartis will not re-prioritize its HCV development efforts in favor of Albuferon at the expense of ANA975. Furthermore, prior to resuming clinical trials with ANA975, we will need to gain agreement with Novartis on the impact that the recent 13 week toxicological observations will have on the future development of ANA975 and will need to agree to any necessary modifications to the pre-clinical and clinical development plan for ANA975. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our HCV development and commercialization efforts could be significantly impaired. If we materially breach this collaboration agreement and are unable within an agreed time period to cure such breach, the collaboration agreement may be terminated by Novartis and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
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
     *We are dependent on the commercial success of ANA975 or another oral prodrug of isatoribine or other TLR-7 agonists and we cannot be certain that ANA975 or any other oral prodrug of isatoribine or other TLR-7 agonists will be commercialized.
     Most of our work to date with ANA975 has been limited to pre-clinical studies and early stage clinical trials in a small number of healthy volunteers. We have only recently begun clinical trials of ANA975 in HCV-infected patients and this trial is currently suspended and on clinical hold pending evaluation of toxicological findings and further discussion with Novartis and regulatory authorities. We will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975, another oral prodrug of isatoribine or another TLR-7 agonist. Our business prospects depend primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975, another oral prodrug of isatoribine or another TLR-7 agonist. If we fail to commercialize ANA975, another oral prodrug of isatoribine or another TLR-7 agonist, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.
     *Because the results of preclinical studies and initial clinical trials of isatoribine, ANA975 and ANA380 are not necessarily predictive of future results, we can provide no assurances that ANA975 or ANA380 will have favorable results in later clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of isatoribine, ANA975 and ANA380 have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HCV or HBV. The limited results we have obtained may not predict results from studies in larger numbers of patients drawn from more diverse populations and also may not predict the ability of isatoribine to achieve a sustained virologic response or the ability of ANA380 to provide a long-term therapeutic benefit. These initial trials have not been designed to assess the long-term therapeutic utility of isatoribine, ANA975 or ANA380. We will be required to demonstrate through larger-scale clinical trials that ANA975 and ANA380 are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. Furthermore, if concurrent toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA975, ANA380, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in concurrent toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to ANA975 or ANA380, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     *The IND covering the ANA975 development plan in the U.S. is currently on full clinical hold and we will need to obtain agreement with the FDA and regulatory authorities in Europe prior to resuming clinical trials.
     In June 2006, we voluntarily suspended dosing in our 28-day Phase 1b clinical trial of ANA975 in HCV-infected patients and the FDA subsequently notified us that it was placing the IND covering ANA975 on full clinical hold. We will need to gain agreement with the FDA on the significance of the toxicological findings and the future clinical trial design prior to resuming clinical trials with ANA975. If we are unable to show a data package that the FDA finds acceptable to support future clinical trials, the FDA may decline to lift the clinical hold, in which case we will not be permitted to conduct clinical trials of ANA975 in the U.S. or ultimately seek or obtain U.S. regulatory approval for commercialization for ANA975. Similarly, we will need to gain agreement from the applicable regulatory authorities in Europe prior to resuming dosing of ANA975 in Europe.

     *We will need to file an additional IND application to conduct trials of ANA975 for HBV in the U.S. and will need to continue our dialogue with the FDA as we and/or Novartis conduct additional trials of ANA975 in the U.S. for either HCV or HBV.
     Even if the FDA allows us to resume dosing with ANA975 in HCV infected patients, we will still need to file an additional IND application before commencing clinical trials for the HBV indication in the U.S. If we are unable to obtain FDA acceptance of an IND application for ANA975 for HBV, we will not be permitted to conduct clinical trials of ANA975 for HBV in the U.S. or ultimately seek or obtain U.S. regulatory approval for commercialization for this indication. In addition, if we and/or Novartis conduct further trials of ANA975 for HCV , we and/or Novartis will need to continue the dialogue with the FDA to ensure that the FDA concurs with our proposed trial design. Conducting any such dialogue could potentially result in delays in the commencement of future clinical trials. As a result, any delay in either an IND becoming effective for the study of ANA975 as an HBV therapy or the commencement of further clinical trials of ANA975 could delay the further development of our lead product candidate and potential commercialization, adversely affect our collaborative relationship with Novartis and delay our ability to generate product sales.
     *We may not realize the anticipated benefits of the development and potential commercialization of ANA380.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are jointly conducting and equally funding the global clinical development of ANA380 and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. If we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. In addition, given the increased number of currently available treatments for HBV as well as those in development, we and LGLS are continuing to evaluate the market opportunity for ANA380. We and LGLS also are evaluating various cost-effective development alternatives for the advancement of ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. As a result of this assessment, we offered an option to Novartis to evaluate and potentially negotiate for our licensing rights in ANA380. This option was structured as a period of negotiation exclusivity. Because this exclusivity time period has expired we are now free to negotiate with other parties for a potential license or collaboration around our rights to ANA380 and we are also evaluating all other opportunities with respect to ANA380. However, there is no guarantee that we will be able to realize the anticipated benefits of the development and potential commercialization of ANA380. If we are unable to do so, then our business could be materially and adversely affected and our stock price could decline significantly.
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
     *Delays in the completion of, or the termination of, clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.
     Once a clinical trial has begun, it may be delayed, suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities due to a number of factors, including:
•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated enrollment or retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	negative or potentially problematic results of ongoing and concurrent pre-clinical toxicology studies;

•	requests by the FDA for supplemental information on, or clarification of, the results of clinical trials conducted in other countries;

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by participants.
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
     Although a U.S. IND covering ANA380 has been filed with the FDA, to date no clinical trials of ANA380 have been conducted in the U.S. As a result, if we or our collaborators proceed with the development of ANA380 in the U.S., the FDA may subject the clinical trial design for ANA380 to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 in the U.S. could delay the further development of ANA380 and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380, we do not have complete control over the design of the clinical trials of ANA380 and will be affected, at least in part, by decisions previously made by LGLS with respect to clinical trial structure and communications with regulatory authorities. If we pursue the development of ANA380 in the U.S., we will need to maintain open communication channels with regulatory authorities, including the FDA. Furthermore, if the FDA does not agree with our proposed clinical development plan, our clinical development plan in the U.S. and other countries may be delayed. A delay in the clinical development of ANA380 may harm the value of the program, decrease our ability to enter into a licensing arrangement with a collaborator around ANA380, and adversely affect our ability to generate revenues.

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
     *If we fail to maintain our existing and future collaborations, we may not generate sufficient revenue to attain profitability.
     Our future success will also depend in part on our ability to maintain our existing collaborations and any future collaborations we may establish. Our existing collaborators and future collaborators may decide to reduce or curtail their collaborations with us because of changes in their research and development budgets or other factors affecting their business or operations. Our present collaborative arrangements and any future collaboration opportunities could be harmed if:
•	we or our collaborators do not achieve our respective objectives under our collaboration agreements;

•	we or our collaborators encounter development hurdles that prevent or delay further development of our product candidates;

•	we are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

•	we are unable to properly manage multiple simultaneous product discovery and development collaborations;

•	our present or potential collaborators are less willing to expend their resources on our programs due to their focus on other programs or as a result of general market conditions;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	consolidation in our target markets or the pharmaceutical or biotechnology industry limits the number of potential collaborators;

•	the rights granted under our collaboration agreements prove insufficient to adequately develop and commercialize our products and product candidates;

•	a collaborator breaches, terminates or fails to renew a collaboration with us; or

•	we are unable to negotiate additional collaboration agreements on terms satisfactory to us.
     If any of these events occur, we may not be able to develop or commercialize products or generate sufficient revenue to support our operations and attain and maintain profitability. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

     *We are dependent on collaborators allocating adequate resources to our collaborations, and actions taken by collaborators could prevent us from commercializing products and earning milestone and other contingent payments, royalties or other revenue.
     Much of the potential revenue from our existing and future collaborations will consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of drugs developed using our technologies or capabilities. The milestone and royalty revenues that we may receive under these collaborations will depend upon our collaborator’s ability to successfully develop, introduce, market and sell new products. In addition, our existing collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies or capabilities, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases we will not be involved in these processes and accordingly will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:
•	decide not to devote the necessary resources due to challenges or delays in pre-clinical or clinical development;

•	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or other drug development priorities that our collaboration partners believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to carry the product candidate through clinical development, regulatory approval and commercialization;

•	are unable to allocate sufficient resources due to factors affecting their businesses or operations or as a result of general market conditions;

•	decide to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals; or

•	are otherwise subject to adverse events affecting their business.
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
     *If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.
     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV, HBV and structure-based drug design. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we are unable to identify a suitable replacement for Dr. Xanthopoulos, who has announced his resignation to be effective at the end of 2006 or such earlier time as a replacement is identified, our business may be harmed. In addition, if we lose the services of Stephen T. Worland, Ph.D., our President, Pharmaceuticals, or other members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     *If our competitors develop treatments for HCV, HBV, cancer or in the other fields in which we are developing products that are approved faster, marketed better or demonstrated to be more effective than ANA975, ANA380 or any other products that we may develop, our commercial opportunity will be reduced or eliminated.
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV, certain cancers and in other fields in which we are developing products. Potential competitors may develop treatments for HCV, HBV, certain cancers or for other disease areas in which we are developing products, or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA975, ANA380, or with ANA773. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
     ANA975 is also subject to competition in the treatment of HCV from a number of products already approved and on the market, including the following: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, and Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. We expect new products for the treatment of HCV will be introduced that may lead to further competition for ANA975. Additional compounds in late stage clinical trials include, but are not limited to, Viramidine, in development by Valeant Pharmaceuticals, Albuferon, in development by Human Genome Sciences and Novartis, NM283 (valopicitabine dihydrochloride), in development by Idenix Pharmaceuticals and Novartis, VX-950, in development by Vertex Pharmaceuticals and Janssen Pharmaceutica, SCH503034, in development by Schering-Plough, and ITMN-191, in development by Intermune.

     Similarly, both ANA975 and ANA380 are also subject to competition in the treatment of HBV from other products already approved and on the market. Current small-molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, adefovir (Hepsera) from Gilead and entecavir (Baraclude) from Bristol-Myers Squibb. Telbivudine, a small molecule treatment for HBV being developed by Idenix Pharmaceuticals and Novartis, is currently under regulatory review by the US FDA and the EMEA. In addition, interferon-alpha therapy (Intron-A) from Schering-Plough and Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Tenofovir (Viread), an approved HIV compound from Gilead, is in Phase III trials for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of cancer and in other disease areas in which we are developing products. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.
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
     *Our stock price may be volatile.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including the status and results of our clinical trials for ANA975 and ANA380;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	developments under our collaboration agreements with our collaborators;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles including the implementation of SFAS No. 123R, Share-Based Payment, which we adopted effective January 1, 2006. We expect that this accounting change will have a negative impact on our operating losses and potential earnings in future periods;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2006 annual meeting of stockholders held on June 2, 2006, the stockholders were asked to vote on two items as follows:
1.	The election of a Class II director to hold office for a three-year term, through the 2009 annual meeting of stockholders. The nominee for election was Marios Fotiadis. No other nominations were received in accordance with the Company’s Bylaws.

2.	The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.
     The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 20,466,226 shares of the 28,464,122 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Marios Fotiadis was approved as a director of the Company until the 2009 annual meeting of stockholders and until his successor is elected as follows:

	For	Withheld
Marios Fotiadis	20,349,747	116,479
     The following individuals are continuing directors with terms expiring upon the 2007 annual meeting of stockholders: Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., and Douglas E. Williams, Ph.D. The following individuals are continuing directors with terms expiring upon the 2008 annual meeting of stockholders: Mark G. Foletta, Steven H. Holtzman and Kleanthis G. Xanthopoulos, Ph.D.
2.	The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006 was approved as follows:

For	Against	Abstain
20,459,810	6,116	300

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Vice President, Finance pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	ANADYS PHARMACEUTICALS, INC.

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