Form 10-Q
period 2006-09-30
ANADYS PHARMACEUTICALS INC
filed 2006-11-03
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
The number of shares of common stock outstanding as of the close of business on November 1, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	28,561,989

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$68,329	$93,659
Securities available-for-sale	20,444	11,192
Accounts receivable	1,503	6,025
Prepaid expenses and other current assets	944	651

Total current assets	91,220	111,527

Property and equipment, net	4,007	3,809
Other assets, net	1,445	1,640

Total assets	$96,672	$116,976

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$4,850	$4,879
Current portion of long-term debt	—	854
Current portion of deferred rent	437	433
Deferred revenue	4,458	6,679

Total current liabilities	9,745	12,845

Long-term debt, net of current portion	—	682
Long-term portion of deferred rent	1,046	1,370
Long-term portion of deferred revenue	20,237	23,143

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; no shares issued and outstanding at September 30, 2006 and December 31, 2005.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2006 and December 31, 2005; 28,561,989 and 28,374,136 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	29	28
Additional paid-in capital	272,468	267,499
Deferred compensation	—	(839)
Accumulated other comprehensive gain (loss)	9	(32)
Accumulated deficit	(206,862)	(187,720)

Total stockholders’ equity	65,644	78,936

Total liabilities and stockholders’ equity	$96,672	$116,976

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2005, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:

Collaborative agreements	$1,139	$1,564	$4,228	$2,489
Grants	6	173	41	391

Total revenues	1,145	1,737	4,269	2,880

Operating Expenses:

Research and development	5,496	3,671	18,978	16,675
General and administrative	3,097	2,052	7,835	5,886

Total operating expenses	8,593	5,723	26,813	22,561

Interest income and other, net	1,189	635	3,471	1,092
Interest expense	—	(63)	(69)	(267)

Net interest income and other	1,189	572	3,402	825

Net loss	(6,259)	(3,414)	(19,142)	(18,856)

Net loss per share, basic and diluted	$(0.22)	$(0.13)	$(0.67)	$(0.80)

Shares used in calculating net loss per share, basic and diluted	28,562	25,819	28,489	23,544

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating Activities:
Net loss	$(19,142)	$(18,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,163	1,107
Share-based compensation expense	4,951	1,653
Rent expense related to warrants issued in connection with lease	38	39
Interest expense related to warrants issued in connection with debt	23	37
Loss on disposal of property and equipment	61	2
Changes in operating assets and liabilities:
Accounts receivable	4,522	(3,881)
Prepaid expenses and other current assets	(293)	360
Other assets, net	195	206
Accounts payable and accrued expenses	(29)	1,427
Deferred revenue	(5,127)	30,571
Deferred rent	(320)	69

Net cash (used in) provided by operating activities	(13,958)	12,734

Investing Activities:
Purchases of securities available-for-sale	(11,961)	(8,294)
Proceeds from sale and maturity of securities available-for-sale	2,750	25,109
Purchases of property and equipment	(1,422)	(652)

Net cash (used in) provided by investing activities	(10,633)	16,163
Financing Activities:
Proceeds from sale of common stock, net of issuance costs	—	66,435
Proceeds from exercise of stock options and employee stock purchase plan	820	817
Proceeds from the issuance of long-term debt	—	393
Principal payments on long-term debt	(1,559)	(1,088)

Net cash (used in) provided by financing activities	(739)	66,557

Net (decrease) increase in cash and cash equivalents	(25,330)	95,454
Cash and cash equivalents at beginning of period	93,659	5,988

Cash and cash equivalents at end of period	$68,329	$101,442

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain on securities available-for-sale	$41	$24

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2006. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
2. Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has followed the following principles in recognizing revenue:
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
3. Net Loss Per Share
     The Company calculates basic and diluted net loss per share for all periods presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common stock equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The Company has excluded all outstanding options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all periods presented.

	For the nine months ended September 30,
	2006	2005
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	3,684	2,293
Warrants	279	376

	3,963	2,669

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$(6,259)	$(3,414)	$(19,142)	$(18,856)
Unrealized gain on securities available-for-sale	116	13	41	24

Comprehensive loss	$(6,143)	$(3,401)	$(19,101)	$(18,832)

5. Share-Based Payment
     Background
     In 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan). In connection with the adoption of the 2002 Plan, the Company’s 1994 Stock Option Plan and 1998 Equity Incentive Plan (collectively, Prior Plans) were amended and restated into the 2002 Plan. All options that were previously granted under the Prior Plans became governed by the 2002 Plan and the Prior Plans no longer existed as individual plans. The 2002 Plan provided for the issuance of incentive stock options (ISO) to officers and other employees of the Company and non-qualified stock options (NQSO), awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company.
     Upon the effectiveness of the Company’s initial public offering (IPO), the 2004 Equity Incentive Plan (2004 Plan) was adopted. The initial share reserve under the 2004 Plan was equal to the number of shares of common stock reserved under the 2002 Plan that remained available for future stock awards upon the effectiveness of the IPO. Options granted under the 2002 Plan continue to be governed by the provisions of the 2002 Plan.
     On September 5, 2006, the Company registered an additional 999,669 shares for issuance under the 2004 Plan in accordance with the provisions of the 2004 Plan. The total number of shares which remain available for grant under the 2004 Plan is 1,049,391 at September 30, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.
     Upon the effectiveness of the Company’s IPO, the 2004 Non-Employee Directors’ Stock Option Plan (NEDSOP Plan) was adopted. On September 5, 2006, the Company registered an additional 50,000 shares for issuance under the NEDSOP Plan in accordance with the provisions of the NEDSOP Plan. The total number of shares which remain available for grant under the NEDSOP Plan is 221,333 at September 30, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.
     In connection with the hiring of both James L. Freddo, M.D., the Company’s Chief Medical Officer, and James T. Glover, the Company’s Senior Vice President of Operations and Chief Financial Officer, the Compensation Committee of the Company’s Board of Directors approved inducement grants of a non-qualified stock option to purchase a total of 200,000 and 175,000 shares of Anadys’ Common Stock, respectively. These option awards were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Although these options were granted outside the 2004 Plan, they are subject to substantially identical terms and conditions as those contained in the 2004 Plan.

     A summary of the Company’s stock option activity and related information during the nine months ended September 30, 2006 is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Term	(in thousands)
Balance at January 1, 2006	3,089,271	$6.06
Granted	809,250	6.78
Exercised	(134,987)	4.05
Cancelled	(79,813)	8.14

Balance at September 30, 2006	3,683,721	$6.25	8.19	$7

Exercisable at September 30, 2006	1,324,453	$4.54	6.91	$—

     The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $971,000, determined as of the date of exercise.
     Adoption of SFAS No. 123R, Share Based Payment
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
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
     SAB No. 107, Share-Based Payments, requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Historically, the Company has reported stock-based compensation expense as a separate line in the operating expenses section of the Statement of Operations. Under SFAS No. 123R, the Company has reported the following amounts of stock-based compensation expense in the Statements of Operations for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Research and development expense	$644	$2,249
General and administrative expense	1,366	2,702

Total share-based compensation expense	$2,010	$4,951

Net share-based compensation expense, per common share
basic and diluted	$0.07	$0.17

     On June 12, 2006, Dr. Xanthopoulos provided notice of his resignation as President and Chief Executive Officer of the Company effective December 31, 2006 or such earlier time as a successor has been identified and appointed. The Company has agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options upon completion of the transition and his resignation as President and Chief Executive Officer. The Company calculated the additional share-based expense associated with the modification and acceleration of his unvested stock options upon his termination with the Company in accordance with SFAS 123R. For the three and nine months ended September 30, 2006, the Company included $1.1 million and $1.8 million, respectively, of share-based expense as a component of general and administrative expense related to stock options granted to Dr. Xanthopoulos. As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to Dr. Xanthopoulos’ stock options which will be recognized into general and administrative expense through December 31, 2006 or such earlier time as a successor has been identified and appointed. The incremental cost associated with the modification and acceleration of Dr. Xanthopoulos’ unvested stock options was not material.
     As of September 30, 2006, there was an additional $7.0 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans, excluding stock options granted to Dr. Xanthopoulos. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.03 years.
     The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	65.0%	70.0%	65%	70.0%
Risk-free interest rate	4.87%	4.04%	4.86%	3.99%
Expected life of the option term (in years)	6.04	5.00	6.11	5.00
     Dividend Yield—The Company has never declared or paid dividends on common stock and has no plans to do so in the foreseeable future.
     Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility from its IPO through the dates of grants, in combination with the historical volatility of similar companies and business and economic considerations in order to estimate the expected volatility, due to the Company’s short history as a public company.
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
     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. The purchase discount is significant enough to be considered compensatory under SFAS No. 123R. As a result, the Company recorded $68,000 and $228,000, in stock-based compensation for the three and nine months ended September 30, 2006, respectively, related to the Purchase Plan.
     The following assumptions were used to estimate the fair value of shares to be issued under the Purchase Plan for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	70.0%	69.0%	70.0%
Risk-free interest rate	4.07%	3.55%	3.95%	3.45%
Expected life of the option term (in years)	1.58	1.27	1.43	1.16

     Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006
     As permitted by SFAS No. 123, the Company had elected to follow APB No. 25, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee and non-employee director stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense was recognized. In conjunction with the Company’s IPO, the Company reviewed its historical exercise prices through March 25, 2004 and, as a result, revised the estimate of fair value for all stock options granted on or after July 1, 2002. With respect to these options granted, the Company had recorded deferred stock compensation for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation related to employee stock options issued between July 1, 2002 and March 25, 2004 was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years. Upon the adoption of and in accordance with SFAS No. 123R, on January 1, 2006, we reclassed our remaining unamortized deferred compensation balance calculated in accordance with APB No. 25 into additional paid-in capital.
     The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss applicable to common stockholders	$(3,414)	$(18,856)
Add: Stock-based employee compensation included in reported net loss	358	1,418
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,053)	(3,031)

Pro forma net loss	$(4,109)	$(20,469)

Net loss per share:
Basic and diluted — as reported	$(0.13)	$(0.80)

Basic and diluted — pro forma	$(0.16)	$(0.87)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our unaudited financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited financial statements and notes as of and for the year ended December 31, 2005 included with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 15, 2006. Operating results are not necessarily indicative of results that may occur in future periods.
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
Overview
     We are a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of viral infections and cancer. Our current clinical development programs include: ANA380 for the treatment of hepatitis B virus (HBV) infection, which we are co-developing with LG Life Sciences (LGLS) and ANA975, an oral prodrug of isatoribine for the treatment of hepatitis C virus (HCV) infection and HBV, which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis). The Investigational New Drug Application (IND) for ANA975 is currently on full clinical hold. We are also pursuing additional pre-clinical anti-viral programs for the treatment of hepatitis virus and human immunodeficiency virus (HIV) infection. In December 2005, we selected ANA773, a novel Toll-Like Receptor-7 (TLR-7) oral prodrug, for our next Toll-Like Receptor (TLR) development program. We have completed pre-IND studies with ANA773 and are evaluating optimal therapeutic indications in oncology. Our therapeutic focus in viral infections and cancer leverages our core capabilities in structure-based drug design and TLR-based small molecules, and is aimed to advance a balanced and strong pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of September 30, 2006, our accumulated deficit was $206.9 million. We expect to incur substantial and increasing losses for at least the next several years as we:
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
     On June 26, 2006, we announced that we had suspended dosing HCV patients in our then ongoing Phase 1b clinical trial with ANA975 pending additional analysis of then newly obtained information from pre-clinical 13-week toxicology studies in animals.

Preliminary analysis of this information revealed various new observations which appear consistent with intense immune stimulation in animals. Subsequent to our decision to suspend dosing, we received notification from the Food and Drug Administration (FDA) that our IND for ANA975 is on full clinical hold. Together with Novartis we are currently preparing to initiate a new 13-week pre-clinical toxicology study with a newly developed crystalline form of ANA975 to assess safety and tolerability in animals. We believe this study should provide information necessary to further our objective to resume dosing of ANA 975 in patients with HCV.
Share-Based Payment
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
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
     Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25. In conjunction with our initial public offering (IPO), we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate for financial reporting purposes of fair value for stock options granted on or after July 1, 2002 through the date of our IPO. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per share at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and were amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. Upon the adoption of and in accordance with SFAS No. 123R, on January 1, 2006, we reclassed our remaining unamortized deferred compensation balance calculated in accordance with APB No. 25 into additional paid-in capital.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis and make adjustments to the financial statements as considered necessary. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
Results of Operations
Three Months Ended September 30, 2006 and 2005
     Revenue. We recorded revenue of $1.1 million for the three months ended September 30, 2006 compared to $1.7 million for the three months ended September 30, 2005. Revenue for the three months ended September 30, 2006 was primarily attributable to revenue derived from our collaboration with Novartis. During the quarters ended September 30, 2006 and 2005, we recorded revenue of $1.0 million and $1.1 million, respectively, associated with the amortization of our $20.0 million up-front payment and $10.0 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. The expected duration of this estimated development period is reviewed on a periodic basis. We recorded revenue of $0.3 million during the three months ended September 30, 2005 related to our collaboration with Roche. During January 2006, we completed our portion of our collaboration with Roche and as such we recorded no revenue related to this collaboration during the three months ended September 30, 2006. During the quarters ended September 30, 2006 and 2005, we recorded revenue of $0.01 million and $0.2 million, respectively, associated with our Phase II SBIR grant from the National Institutes of Health. During the three months ended September 30, 2006, we substantially completed our performance under our Phase II SBIR grant from the National Institutes of Health. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $5.5 million for the three months ended September 30, 2006 compared to $3.7 million for the three months ended September 30, 2005. Excluding our estimate of Novartis’ net share of ANA975 expenses, research and development expenses were $7.4 million for the three months ended September 30, 2006 compared to $7.3 million for the three months ended September 30, 2005. The $0.1 million increase in research and development expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006 and an increase in personnel related expenses, partially offset by a decrease in our external development expenses. We included as a component of research and development expense $0.6 million of employee share-based compensation expense in accordance with SFAS No. 123R during the three months ended September 30, 2006. During the three months ended September 30, 2005, we included $0.2 million as a component of research and development expense with respect to deferred compensation on employee stock options in accordance with APB No. 25. Personnel related expenses increased $0.8 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This expense was driven by an overall increase in personnel, recruiting costs, lab supplies and travel from the three months ended September 30, 2005 to the three months ended September 30, 2006. External development expenses decreased by $1.4 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This decrease was primarily driven by development costs associated with ANA975 which decreased by $2.0 million which was partially offset by an increase in external development costs associated with ANA773 which increased by $0.6 million over the same period. The decrease in ANA975 external development expenses was primarily driven by our suspension of dosing of HCV patients in our Phase 1b clinical trial with ANA975 during June 2006. In addition, the Company incurred expenses of approximately $1.7 million associated with our Phase I ANA975-502 clinical trial during the three months ended September 30, 2005.

     Our research and development expenses noted above were offset by the recording of $1.9 million as an offset to research and development expense in the three months ended September 30, 2006, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from July 1, 2006 through September 30, 2006 as well as a one-time contractual obligation for costs previously incurred which became reimbursable during the three months ended September 30, 2006. During the three months ended September 30, 2005, we recorded a $3.6 million offset to research and development expense which represented an estimate of Novartis’ net share of ANA975 expenses incurred from June 1, 2005 through September 30, 2005.
     During the first quarter of 2006, we implemented a new project costing methodology which enables us to allocate internal direct costs such as personnel costs and supplies and materials directly to projects for periods after January 1, 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.
     The following summarizes our research and development expenses based on the project costing methodology described above for the three months ended September 30, 2006 (in thousands):

ANA975	$1,394
ANA773	936
ANA380	227
Discovery stage programs	2,212
Infrastructure and support personnel	1,980
Non-cash employee and non-employee share-based compensation	644
Reimbursement of ANA975 costs by Novartis	(1,897)

Total research and development expense	$5,496

     Prior to January 1, 2006, we allocated only direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research to projects. Other costs such as internal direct and indirect costs which included compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation were not allocated directly to projects. During the three months ended September 30, 2005, we reported direct external expenses of $3.1 million associated with the development of ANA975 and $3.0 million associated with our unallocated indirect internal costs and overhead.
     General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months ended September 30, 2006 compared to $2.1 million for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006. We included, as a component of general and administrative expense during the three months ended September 30, 2006, $1.4 million of share-based compensation expense in accordance with SFAS No. 123R. Included as a component of share-based compensation expense for the three months ended September was $1.1 million of share-based expense related to options granted to Dr. Xanthopoulos. As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to Dr. Xanthopoulos’ stock options which will be recognized into general and administrative expense through December 31, 2006 or such earlier time as a successor has been identified and appointed. During the three months ended September 30, 2005, we included $0.3 million as a component of general and administrative expense with respect to deferred compensation on employee stock options in accordance with APB No. 25.
     Interest Income and Other, net. Interest income was $1.2 million for the three months ended September 30, 2006 compared to $0.6 million for the three months ended September 30, 2005. The $0.6 million increase in our interest income from the three months ended September 30, 2006 to the three months ended September 30, 2005 was the result of the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20.0 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10.0 million milestone payment from Novartis received in September 2005 triggered by the acceptance of our IND application by the FDA.
Nine Months Ended September 30, 2006 and 2005
     Revenue. We recorded revenue of $4.3 million for the nine months ended September 30, 2006 compared to $2.9 million for the nine months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 was attributable to revenue derived from our collaboration with Novartis and, to a lesser extent, our collaboration with Roche and our Phase II SBIR grant from the National Institutes of Health. During the nine months ended September 30, 2006 and 2005, we recorded revenues of $3.5 million and $1.1 million, respectively, associated with the amortization of our $20.0 million up-front payment and $10 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. The expected duration of this estimated development period is reviewed on a periodic basis. We recorded revenue of $0.1 million and $1.2 million during the nine months ended September 30, 2006 and 2005, respectively, related to our collaboration with Roche. In January 2006, we completed our portion of our collaboration with Roche. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $19.0 million for the nine months ended September 30, 2006 compared to $16.7 million for the nine months ended September 30, 2005. The $2.3 million increase in research and development expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006 and to a lesser extent an increase in personnel related expenses, partially offset by a decrease of external development expenses. We included as a component of research and development expense $2.3 million of employee share-based compensation expense in accordance with SFAS No. 123R during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we included $0.8 million as a component of research and development expense with respect to deferred compensation on employee stock options in accordance with APB No. 25. Personnel related expenses increased $2.3 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This expense was driven by an overall increase in research and development personnel and recruiting costs from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. External development expenses decreased by $2.5 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This decrease was primarily driven by development costs associated with ANA975 which decreased by $4.4 million and was partially offset by an increase in external development costs associated with ANA773 which increased $2.1 million over the same period. The decrease in ANA975 external development expenses was primarily driven by our suspension of dosing of HCV patients in our Phase 1b clinical trial with ANA975 during June 2006. In addition, the Company incurred expenses of approximately $1.8 million associated with our Phase I ANA975-502 clinical trial during the nine months ended September 30, 2005.
     In the first quarter of 2006, we implemented a new project costing methodology which enables us to allocate internal direct costs such as personnel costs and supplies and materials directly to projects for periods after January 1, 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.
     The following summarizes our research and development expenses based on the project costing methodology described above for the nine months ended September 30, 2006 (in thousands):

ANA975	$4,027
ANA773	3,450
ANA380	440
Discovery stage programs	6,670
Infrastructure and support personnel	5,565
Non-cash employee and non-employee share-based compensation	2,249
Reimbursement of ANA975 costs by Novartis	(3,423)

Total research and development expense	$18,978

     Prior to January 1, 2006, we allocated only direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research to projects. Other costs such as internal direct and indirect costs which included compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation were not allocated directly to projects. During the nine months ended September 30, 2005, we reported direct external expenses of $7.3 million associated with the development of ANA975 and $9.1 million associated with our unallocated indirect internal costs and overhead.
     General and Administrative Expenses. General and administrative expenses were $7.8 million for the nine months ended September 30, 2006 compared to $5.9 million for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily related to an increase in our share-based compensation as a result of our adoption of SFAS No. 123R effective January 1, 2006. We included, as a component of general and administrative expense during the nine months ended September 30, 2006, $2.7 million of employee share-based compensation expense in accordance with SFAS No. 123R. Included as a component of share-based compensation expense for the nine months ended September 30, 2006 was $1.8 million of share-based expense related to options granted to Dr. Xanthopoulos. As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to Dr. Xanthopoulos’ stock options which will be recognized into general and administrative expense through December 31, 2006 or such earlier time as a successor has been identified and appointed. During the nine months ended September 30, 2005, we included $0.9 million as a component of general and administrative expense with respect to employee stock options in accordance with APB No. 25.

     Interest Income and Other, net. Interest income was $3.5 million for the nine months ended September 30, 2006 compared to $1.1 million for the nine months ended September 30, 2005. The $2.4 million increase in our interest income from the nine months ended September 30, 2006 to the nine months ended September 30, 2005 was the result of the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20.0 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10.0 million milestone payment from Novartis received in September 2005 triggered by the acceptance of our IND application by the FDA.
     Interest Expense. Interest expense was $0.07 million for the nine months ended September 30, 2006 compared to $0.3 million for the nine months ended September 30, 2005. The decrease in our interest expense is a result of our payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit in February 2006.
Liquidity and Capital Resources
     As of September 30, 2006, we had cash, cash equivalents, and securities available-for-sale of $88.8 million. To date, we have funded our operations primarily through the sale of equity securities and payments received pursuant to our License and Co-Development Agreement with Novartis. Through September 30, 2006, we had received approximately $237.8 million from the sale of equity securities.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the nine months ended September 30,
	2006	2005
	(In thousands)
Net cash (used in) provided by operating activities	$(13,958)	$12,734

Investing Activities:

Purchases of securities available-for-sale	$(11,961)	$(8,294)
Proceeds from sale and maturity of securities available-for-sale	2,750	25,109
Purchases of property and equipment	(1,422)	(652)

Net cash (used in) provided by investing activities	$(10,633)	$16,163

     Cash flows used in operating activities decreased by $26.7 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The decrease was primarily a result of an increase in deferred revenue during the nine months ended September 30, 2005 attributable to the receipt of an up-front license payment of $20.0 million from Novartis in July 2005 and the receipt of a $10.0 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA in September 2005.
     Cash flows used in investing activities decreased by $26.8 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The decrease was primarily the result of the sale and maturity of available-for-sale securities during the nine months ended September 30, 2005 to fund our operations. During the nine months ended September 30, 2006, we primarily utilized cash and cash equivalents to fund our operations.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the nine months ended September		30,
	2006	2005
	(In thousands)
Financing Activities:
Proceeds from sale of common stock, net of issuance costs	$—	$66,435
Proceeds from exercise of stock options and employee stock purchase plan	820	817
Proceeds from the issuance of long-term debt	—	393
Principal payments on long-term debt	(1,559)	(1,088)

Net cash (used in) provided by financing activities	$(739)	$66,557

     Cash flows used in financing activities decreased by $67.3 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The decrease was primarily a result of the receipt of $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock completed during August 2005.
     Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of September 30, 2006 (In thousands):

		Less than	2007 to	2009 to
Contractual Obligations	Total	1 year	2008	2010	Thereafter
Operating leases	$6,041	$1,877	$4,164	$—	$—
Minimum royalty commitment	975	75	200	200	500

	$7,016	$1,952	$4,364	$200	$500

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
     Overview of Financial Position and Future Cash Requirements
     Our condensed consolidated balance sheet as of September 30, 2006, compared to our condensed consolidated balance sheet as of December 31, 2005, was primarily impacted by the decrease in cash, cash equivalents and securities available-for-sale of $16.1 million which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the nine months ended September 30, 2006 and the payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $5.9 million from Novartis which represented Novartis’ share of ANA975 development costs incurred from June 1, 2005 to December 31, 2005, which was included as a component of accounts receivable at December 31, 2005.

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
     In connection with our License and Co-Development Agreement with Novartis for the development of ANA975 and potentially additional TLR-7 oral prodrugs for chronic HCV and HBV infections, as well as other potential infectious disease indications, we may receive up to $540.0 million in additional payments for the achievement of specified development, regulatory and sales milestones. In addition, Novartis will fund 80.5% of the global development costs of the lead product candidate, and we will fund 19.5% of such development costs, subject to certain limitations. As we progress through the development plan for ANA975, more operational responsibility for the clinical trials will transition from us to Novartis with reimbursement for research and development expenditures then flowing from us to Novartis.
     We believe that our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our current collaborations will be sufficient to meet our projected operating requirements for at least the next fiscal year. We expect to incur substantial expenses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We continue to review our programs and resource requirements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
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
     As of September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
Item 4. Controls and Procedures
     Our President and Chief Executive Officer, Senior Vice President, Operations and Chief Financial Officer (who joined us on September 25, 2006) and Vice President, Finance performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer, Senior Vice President, Operations and Chief Financial Officer and Vice President, Finance concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, Senior Vice President, Operations and Chief Financial Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
     An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President, Operations and Chief Financial Officer and Vice President, Finance, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation has included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. During the third quarter of 2006, we implemented a new General Ledger Accounting system which is expected to maintain our internal controls over financial reporting. This implementation has made some changes to how transactions are being processed but has not changed the structure and operation of our internal controls over financial reporting. The implementation has proceeded to date without any material adverse effect on our internal control over financial reporting.
     Except as noted above there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
Risks Related to Our Business
     *We have recently suspended our 28-day clinical trial of ANA975 in HCV infected patients, and we do not currently know when or if we will be able to resume dosing. If dosing is substantially delayed or if clinical development of ANA975 is terminated, our stock price could decline significantly.
     In June 2006, we suspended dosing in our 28-day clinical trial of ANA975 in HCV infected patients due to then newly obtained information from pre-clinical 13-week animal toxicology studies. Subsequently, the FDA put our ANA975 IND on full clinical hold. We are currently analyzing the information from the toxicology studies, along with viral load data from the patients who received ANA975 prior to the suspension of dosing and are working with our collaborator Novartis to determine the next steps for the development program. Although we have plans to initiate a new 13 week pre-clinical toxicology study in animals, we cannot currently predict when or if we will be able to resume dosing ANA975 in humans. There is no guarantee that ANA975 clinical trials will be resumed at all. Based on existing and future toxicology data, we may not be able to identify a dose that we expect to provide therapeutic benefit without causing unacceptable adverse events, in which case we would likely terminate the ANA975 development program. A delay in resuming dosing or the termination of the clinical development of ANA975 could cause our stock price to decline significantly.
     *We are currently evaluating the animal toxicology observations that led to the suspension of dosing in our ANA975 HCV clinical trial. If we are unable to identify levels of immune stimulation that provide sufficient therapeutic benefit with an acceptable safety profile, our ANA773 program for cancer and our other earlier stage TLR7 programs could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR-7 agonist. We are currently evaluating the toxicology observations from the 13-week animal studies that led to the suspension of dosing in our ANA975 HCV clinical trial to determine their potential impact, if any, on our other TLR7 programs, including ANA773, ANA975 for HBV and our earlier stage TLR-7 programs. We will need to determine whether the level of immune stimulation induced by TLR-7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. If we are unable to modulate the immunomodulatory effect with a dose that provides therapeutic benefit without causing unacceptable adverse events, then the future development of our other TLR-7 programs may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.
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
     We have incurred net operating losses since our incorporation in 1992, and through September 30, 2006 we have an accumulated deficit of $206.9 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials of isatoribine, ANA975 and ANA380. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of ANA975 and ANA380, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
     *The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products.
     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR-7, and on structure-based drug design. However, structure-based drug design is difficult, time-consuming and expensive. Additionally, the interaction between isatoribine and TLR-7 represents a new mechanism of action for the treatment of HCV and HBV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV- or HBV-infected patients. For example, we have suspended dosing in our ANA975 clinical trials due to new information from 13 week toxicology studies in animals while we conduct additional pre-clinical studies and evaluate whether there is an acceptable balance between therapeutic benefit and risk. Likewise, the use of a TLR-7 agonist represents a new mechanism of action for the treatment of cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA773 in cancer patients. Furthermore, there is no guarantee that TLR biology will result in an acceptable balance between therapeutic benefit and risk in any other therapeutic area, such as asthma, allergies or vaccine adjuvants. There are no drugs on the market that have been discovered or developed using our proprietary technologies. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies or capabilities, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.
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
     As a result of the joint development aspect of our collaboration agreement with Novartis, the future success of our HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975 or any other product candidate licensed under the collaboration agreement. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget, its internal development priorities, its perceptions of the viability of the ANA975 program, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis recently in-licensed rights to Albuferon from Human Genome Sciences and there is no guarantee that Novartis will not re-prioritize its HCV development efforts in favor of Albuferon at the expense of ANA975. Furthermore, prior to resuming clinical trials with ANA975, we will need to gain agreement with Novartis on the impact that the recent 13 week toxicological observations will have on the future development of ANA975 and will need to agree to any necessary modifications to the pre-clinical and clinical development plan for ANA975. Although we have plans with Novartis to initiate a new 13-week pre-clinical toxicology study in ANA975 to assess safety and tolerability in animals, there is no guarantee that we will reach agreement with Novartis on the future development of ANA975. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our HCV development and commercialization efforts could be significantly impaired. If we materially breach this collaboration agreement and are unable within an agreed time period to cure such breach, the collaboration agreement may be terminated by Novartis and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
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
     Even if the FDA allows us to resume dosing with ANA975 in HCV infected patients, we will still need to file an additional IND application before commencing clinical trials for the HBV indication in the U.S. If we are unable to obtain FDA acceptance of an IND application for ANA975 for HBV, we will not be permitted to conduct clinical trials of ANA975 for HBV in the U.S. or ultimately seek or obtain U.S. regulatory approval for commercialization for this indication. In addition, if we and/or Novartis conduct further trials of ANA975 for HCV, we and/or Novartis will need to continue the dialogue with the FDA to ensure that the FDA concurs with our proposed trial design. Conducting any such dialogue could potentially result in delays in the commencement of future clinical trials. As a result, any delay in either an IND becoming effective for the study of ANA975 as an HBV therapy or the commencement of further clinical trials of ANA975 could delay the further development of our lead product candidate and potential commercialization, adversely affect our collaborative relationship with Novartis and delay our ability to generate product sales.
     *We may not realize the anticipated benefits of the development and potential commercialization of ANA380 for HBV.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are jointly conducting and equally funding the global clinical development of ANA380 for HBV and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. Additionally, if we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. Furthermore, given the increased number of currently available treatments for HBV as well as those in development, we and LGLS are continuing to evaluate the market opportunity for ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV. At this time, we are preparing to initiate a Phase 2b clinical trial with ANA380 in 2007. However, there is no guarantee that we will be able to realize the anticipated benefits of the development and potential commercialization of ANA380. If we are unable to do so, then our business could be materially and adversely affected and our stock price could decline significantly.
     *Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.
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
     In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Furthermore, due to the June 2006 suspension of our Phase Ib ANA975 clinical trial and subsequent IND clinical hold, we may experience difficulty recruiting and enrolling patients in future clinical trials of ANA975.
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
     *The success of the clinical development program of ANA380 will depend, at least in part, on our or our collaborators’ ability to maintain a positive working relationship with the FDA and other regulatory authorities, and the failure to do so may harm or delay our ability to commercialize ANA380 in the U.S. or other countries.
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
     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV, HBV and structure-based drug design. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering members of senior management other than Kleanthis G. Xanthopoulos, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Xanthopoulos is in the amount of $1 million. In particular, if we are unable to identify a suitable replacement for Dr. Xanthopoulos, who has announced his resignation to be effective at the end of 2006 or such earlier time as a replacement is identified and appointed, our business may be harmed. In addition, if we lose the services of Stephen T. Worland, Ph.D., our President, Pharmaceuticals, James T. Glover, our Senior Vice President, Operations and Chief Financial Officer, or other members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
     Our quarterly results and stock price may fluctuate significantly.
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of ANA380, ANA975 and our other product candidates, including results of preclinical studies and clinical trials and changes in regulatory status;

•	our recommendation of additional compounds for preclinical development;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into or have entered into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	our collaborators’ termination of any of our collaborative, licensing or other arrangements, or any disputes regarding such arrangements;

•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.

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
     Similarly, both ANA975 and ANA380 are also subject to competition in the treatment of HBV from other products already approved and on the market. Current small-molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, adefovir (Hepsera) from Gilead and entecavir (Baraclude) from Bristol-Myers Squibb. Telbivudine, a small molecule treatment for HBV being developed by Idenix Pharmaceuticals and Novartis has recently been approved by the US FDA and is currently under regulatory review by the EMEA and the Chinese health authority. In addition, interferon-alpha therapy (Intron-A) from Schering-Plough and Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Tenofovir (Viread), an approved HIV compound from Gilead, is in Phase III trials for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of cancer and in other disease areas in which we are developing products. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.
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

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2006	ANADYS PHARMACEUTICALS, INC.

By: /s/ Kleanthis G. Xanthopoulos, Ph.D.

Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

By: /s/ James T. Glover

James T. Glover
Senior Vice President, Operations and Principal
Financial Officer

By: /s/ Jennifer K. Crittenden

Jennifer K. Crittenden
Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002