Form 10-K
period 2006-12-31
ANADYS PHARMACEUTICALS INC
filed 2007-03-15
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 0-50632

ANADYS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3193172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3115 Merryfield Row, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 858-530-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark the whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $76,500,090 as of such date.
     As of March 1, 2007, the Registrant had outstanding 28,624,893 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

ANADYS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our periodic reports filed with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K.
PART I
Item 1. Business
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis and cancer. Our current clinical development programs include: ANA975, an oral prodrug of the Toll-like receptor-7 (TLR-7) agonist isatoribine, for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis); and ANA380 for the treatment of HBV, which we are co-developing with LG Life Sciences (LGLS). In addition, we are independently developing ANA773, an oral TLR-7 prodrug agonist for the treatment of certain cancers and plan to file an Investigational New Drug (IND) application in the second half of 2007. We are also are developing AN 025-1, a series of non-nucleoside NS5B polymerase inhibitors, for the treatment of chronic HCV infection, and anticipate nominating a compound from a sub-series of this program (ANA59X) in 2007 to develop as an orally administered drug.
     Our therapeutic focus in hepatitis and cancer leverages our core capabilities in Toll-Like Receptor (TLR) biology and small-molecule medicinal chemistry, and aims to advance a balanced and strong pipeline of drug candidates into the clinic.
     Toll-Like Receptors
     A relatively new mechanism of action for the treatment of infectious diseases and other conditions, TLRs have been described as the first line of defense of the immune system. When a pathogen, such as a virus, invades the body, TLRs are the first to recognize elements of the invading virus and launch a counterattack. ANA975 is a proprietary oral prodrug of the small-molecule compound isatoribine. By interacting with TLR-7, we believe isatoribine regulates the body’s innate immunity and triggers a specific cellular response to viral infections. Isatoribine stimulates the production of natural interferons and cytokines, which assist the immune response by inhibiting viral replication within other cells of the body.
     ANA975
     We seek to establish a new paradigm in treating HCV patients. The current treatment paradigm for chronically infected HCV patients consists of pegylated interferon combined with ribavirin. There is, however, a critical need for more effective and better-tolerated treatment options for HCV patients.
     ANA975, an oral prodrug of isatoribine, is a novel approach to treating HCV. While the IND covering ANA975 is currently on full clinical hold, we are working to better understand the toxicological profile of ANA975. Contingent on a satisfactory toxicology profile and success in future clinical trails, we believe that as an oral immunomodulator, ANA975 has the potential to establish a new treatment paradigm for HCV by being combined with direct antivirals, ribaviron and/or pegylated interferon. In addition, we seek ultimately to develop, obtain regulatory approval for, and commercialize one of our own direct antivirals to potentially combine with ANA975.
     ANA975 is a distinct proprietary chemical entity that is administered orally and then converted rapidly into the active compound, resulting in isatoribine in the bloodstream. We believe that ANA975 has the potential to provide the same combination of antiviral effect and tolerability as observed with isatoribine, but with the added advantage of oral administration. In June 2006, we suspended dosing in our ANA975 Phase Ib trial in patients with chronic hepatitis C, pending additional analysis of information obtained from pre-clinical 13-week toxicology studies in animals. Preliminary analysis of that information revealed various observations that appeared consistent with intense immune stimulation in animals. Subsequently, the ANA975 IND was put on full clinical hold by the U.S. Food and Drug Administration. There have been no serious adverse events in patients during the Phase Ib trial or previous studies in healthy volunteers. Our decision to suspend dosing in the Phase Ib clinical trial was made solely on data from the 13-week animal toxicology study.
     After the trial suspension, the Anadys and Novartis joint development team worked diligently to gain a better understanding of what occurred in the initial 13-week toxicology study in animals. In November 2006 a new 13-week toxicology study of ANA975 was initiated in collaboration with Novartis. Complete results and subsequent analysis from this new study are expected in the second half of 2007. The study seeks to explore lymphocyte proliferation and reversibility at multiple doses with the intent to provide information to support the resumption of dosing of ANA975 in clinical trials.
     ANA380
     ANA380, a small-molecule orally available inhibitor of HBV polymerase, is currently in Phase II clinical development. The HBV polymerase is the enzyme that catalyzes the production of new RNA from an existing strand of RNA. ANA380 is believed to inhibit viral infection by interrupting the replicating machinery. We have a global co-development license from LGLS to develop and commercialize ANA380 for the treatment of chronic HBV with rights in North America, Europe, Japan and most other countries in the world other than China, Korea, India and countries in Southeast Asia. We are working with LGLS to finalize the global development plan and contingent on agreeing to the next steps for the program, we are planning to initiate a Phase IIb dose selection clinical trial of ANA380 in HBV in 2007. This trial will be designed to determine the dose to be used in any future pivotal Phase III trial.
     ANA773
     We have selected ANA773, a novel and proprietary TLR-7 oral prodrug, for our next clinical development program. We intend to develop ANA773 as an oral therapy for the treatment of certain cancers and plan to file an IND application in the second half of 2007. There is precedent for believing TLRs may be effective in targeting cancer cells. The FDA has approved a topical TLR-7 agonist that is marketed as Aldara™ (imiquimod) for the treatment of superficial basal cell carcinoma.
     AN 025-1 Series
In 2007 we expect to nominate a new preclinical candidate from the ANA59X sub-series of our AN 025-1 series of non-nucleoside NS5B polymerase inhibitors, for the treatment of chronic HCV infection. Non-nucleoside polymerase inhibitors are an example of direct antivirals. Direct antivirals act against the hepatitis C virus itself in contrast to immunomodulators which activate the body’s immune system to attack the virus. The NS5B polymerase is a virally encoded enzyme essential to replication of HCV in the body. We have identified a specific site on this enzyme that we believe is preferred as a drug target. Within the AN 025-1 program we have identified non-nucleoside compounds that bind to this specific location. These compounds directly inhibit replication of HCV in laboratory experiments at concentrations that we believe will be achievable in humans. We have optimized multiple characteristics of these compounds in order to identify a pre-clinical candidate to develop as an orally administered drug.
Industry Background
     Antivirals
     Based on available market data, we estimate that the global antiviral market in 2005 was $16 billion. Due to significant global prevalence and remaining unmet medical need, two antiviral diseases of interest are chronic hepatitis C viral infections and chronic hepatitis B viral infections. Many patients with chronic hepatitis C virus (HCV) or chronic hepatitis B virus (HBV) do not receive the current standard of care due to concerns about adverse events (e.g. HCV) or have incomplete response to the current standard of care (e.g. HCV and HBV). If untreated or inadequately treated, chronic HCV or HBV infection can result in significant liver damage (cirrhosis), liver transplantation, liver cancer, and early death.
     Quantification of viral concentration (viral load) in the blood is an accepted surrogate of clinical effect in viral diseases. New treatments are evaluated on the ability to decrease or eliminate detectable viral particles in blood. With viral load as an accepted surrogate, proof of concept in the treatment of viral diseases can be obtained in Phase I human clinical trials. This early proof of concept results in a higher probability of success post Phase I than the probability of success associated with drug development in many other therapeutic areas.

     Hepatitis C Virus
     The World Health Organization (WHO) reports that an estimated 170 million persons are chronically infected globally with HCV and 3 to 4 million persons are newly infected each year. Cirrhosis develops in about 10% to 20% of persons with chronic infection, and liver cancer develops in 1% to 5% of persons with chronic infection over a period of 20 to 30 years. Most patients suffering from liver cancer who do not have hepatitis B virus infection have evidence of HCV infection. The mechanisms by which HCV infection leads to liver cancer are still unclear. In the US, the National Institutes of Health estimate that HCV results in 10,000 to 12,000 deaths annually. The Center for Disease Control and Prevention estimated that the number of deaths could increase to nearly 40,000 by 2010. Hepatitis C also exacerbates the severity of underlying liver disease when it coexists with other hepatic conditions. In particular, liver disease progresses more rapidly among persons with alcoholic liver disease and HCV infection.
     According to industry analyst reports and available market data, 3.2 million people are infected with HCV in the United States with only about 100,000 patients in the U.S. receiving treatment annually. Even so, it is estimated that annual U.S. sales of HCV treatments are approximately $3.5 billion. The total U.S. sales of HCV therapies are expected to continue to grow significantly as better therapies that provide greater efficacy and better tolerability become available.
     There is currently no vaccine available to prevent the spread of HCV. The current standard of care for chronic HCV is a combination of pegylated interferon-alpha and ribavirin. Interferon-alpha is administrated by injection and results in abnormally high levels of this cytokine circulating systemically throughout the body. Therapy with interferon-alpha causes a number of side effects in many patients, including depression, drops in blood cell count and flu-like symptoms, sometimes experienced during the entire standard year-long primary course of therapy for treatment of HCV. These side effects may make patients feel worse than foregoing treatment, which reduces their motivation to initiate or continue HCV therapy. Many patients take additional drugs to treat these side effects, further increasing the cost and the risk of additional side effects to the patient. As a result, poor compliance with the HCV course of therapy may decrease the patient response rate.
     In addition to the side effects, current therapies do not provide sustained elimination of the virus, called “sustained virologic response” (SVR) for the majority of chronically infected patients. For example, in clinical trails approximately 47 to 54 percent of the genotype 1 patients, which represent the largest portion of the U.S. HCV infected population, do not achieve sustained virologic response six months after the end of the treatment. Due to the lack of alternative treatments, patients without a sustained virologic response have no other treatment option but to undergo a second 48-week course of interferon-alpha-based therapy with a different brand of interferon-alpha. This second course of therapy subjects the relapse patient to a similar risk of side effects as the previous course of therapy and offers the benefit of SVR in only a small fraction of patients who complete the 48 week treatment.
     Hepatitis B Virus
     Hepatitis B virus is a significant global health problem that can cause both acute and chronic viral infections. According to the WHO, of the 2 billion people who have been infected with the hepatitis B virus (HBV), more than 350 million have chronic (lifelong) infections. These chronically infected persons are at high risk of death from cirrhosis of the liver and liver cancer, diseases that kill about one million persons each year. Liver cancer is almost always fatal, and usually develops between 35 and 65 years of age. Approximately 1.3 to 1.5 million people die each year from chronic HBV and/or related conditions. According to the WHO, HBV is the 10th leading cause of death each year worldwide. In the U.S., an estimated 5,000 people with HBV-liver disease die annually. Based on industry analyst reports and available market data, we estimate that current annual sales of HBV therapies are approximately $500 million and will exceed $1 billion by 2010. This market expansion is expected to result from an increasing number of patients receiving treatment and new therapies that provide greater efficacy and treatment durability. We believe that new treatment options of interest will provide highly effective antiviral effect, complementary resistance profiles for combination use, and excellent safety.
     TLR Agonists in Cancer
     As key regulators of both innate and adaptive immune responses, TLRs have been shown in research studies to affect several diseases, including cancer. Clinical studies have demonstrated that activation of TLR-7 is effective in treating certain cancers that appear on the skin. Specifically, topical Aldara™ (imiquimod) is approved for the treatment of superficial basal cell carcinoma. Unfortunately, however, imiquimod is poorly tolerated when administered orally, limiting its utility for broader indications requiring systemic exposure.

     Additional justification for the investigation of TLR-7 agonists for the treatment of cancer comes from the many studies conducted with TLR-9 agonists. TLR-7 and TLR-9 agonists share common signaling pathways, partially overlap in cell-type expression, and have comparable direct and indirect activities as immunostimulants. TLR-7 and TLR-9 agonists are, however, administered differently to patients: TLR-7 agonists can be administered orally, while TLR-9 agonists are thus far only injectable. A large body of data exists from animal models and human studies indicating the utility of appropriately modified natural agonists of TLR-9 either in monotherapy or combination therapy for the treatment of cancer.
Our Strategy
     Our objective is to discover, develop and commercialize small-molecule medicines for the treatment of hepatitis and cancer. Main aspects of our corporate strategy to achieve this objective include the following:
•	Advance the Development of ANA975 in HCV. We are developing our oral TLR-7 prodrug agonist ANA975 for the potential treatment of HCV. In particular, during 2007 we plan to:
•	Clarify with the FDA whether or not we can remove the clinical hold on ANA975 and re-initiate human testing of ANA975 in HCV patients.
•	Advance the Development of a Product Candidate in Cancer. We have selected ANA773, a compound derived from our proprietary TLR drug discovery and delivery platform, for clinical development in certain cancers. During 2007 we expect to:
•	File an IND application for ANA773.
•	Advance the Development of Another Lead Compound in HCV. We are advancing AN 025-1, a series of non-nucleoside inhibitors of HCV NS5B polymerase. During 2007 we plan to:
•	Nominate a specific compound from a sub-series ANA59X, derived from the AN 025-1 series and pursue its preclinical development as an orally administered direct antiviral drug for the treatment of chronic HCV infection.
•	Advance the development of ANA380 in HBV. ANA380 is our direct inhibitor of the hepatitis B virus that we are jointly developing with LG Life Sciences of South Korea. During 2007 we intend to:
•	Finalize the global development plan with LGLS for 2007 and 2008 and pending agreement on next steps for the program, initiate a dose selection Phase IIb clinical trial of ANA380 in HBV patients.
•	Expand Our Product Candidate Portfolio. We intend to expand our product candidate portfolio in the anti-infectives and cancer markets by leveraging our expertise in TLR-based small molecule product candidates and structure-based drug design.

Our Development Programs
     The following table illustrates our most advanced product candidates and indicates their current stage of development.
     HCV Programs
     ANA975
     The IND for our HCV product candidate ANA975 is currently on full clinical hold by the FDA. In June 2006, we suspended dosing in our ANA975 Phase Ib trial in patients with chronic hepatitis C pending additional analysis of then recently obtained information from pre-clinical 13-week toxicology studies in animals. Preliminary analysis of that information revealed various new observations which appeared consistent with intense immune stimulation in animals. However, there have been no serious adverse events in patients during the Phase Ib trial or previous studies in healthy volunteers and there were no clinical findings that contributed to our decision to suspend the Phase Ib trial.
     In November 2006 a new 13-week toxicology study of ANA975 was initiated in collaboration with Novartis. Complete results and subsequent analysis from that study are expected in the second half of 2007. Following analysis of the results and further discussions with Novartis, we plan to discuss with the FDA whether the clinical hold can be lifted and clinical trials resumed.
     ANA975 is a prodrug of isatoribine, a specific TLR-7 agonist. Administered orally, it is converted rapidly into the active compound, resulting in isatoribine in the bloodstream. Isatoribine interacts with a specific receptor, or protein, named TLR-7, leading to interferon (IFN) production. We believe isatoribine activates the body’s innate immunity and triggers a specific cellular response to viral infections, including production of natural interferons and other cytokines. This represents a new mechanism of action for the treatment of HCV that we believe may offer improved therapeutic benefits over existing therapies. Because the underlying mechanism of action for ANA975 is the same as for isatoribine, we expect that the knowledge we derived from our clinical development of isatoribine will assist with the development of ANA975.
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
     To date, ANA975 has been administered to more than 90 healthy volunteers. Data from all three Phase I clinical trials indicate that ANA975’s bioavailability in terms of isatoribine plasma exposure was in excess of 85 percent. In addition, ANA975 was generally safe and well tolerated in the healthy volunteers, although definitive conclusions regarding product safety cannot be made until the results of additional pre-clinical testing and future clinical trials of longer duration in more patients are known.
     Results from the three completed Phase I trials (501, 502 and 503) helped us to select dose levels for the Phase Ib clinical study in HCV infected patients. The suspended Phase Ib trial, which was being conducted at multiple centers in the U.S. and the E.U., was evaluating the safety, tolerability and viral load reduction of ANA975 administered orally in a capsule formulation for 28 days in previously untreated patients chronically infected with hepatitis C viral genotype 1. The trial was designed to evaluate total daily dose levels of 600mg, 800mg and 1000mg.
     In the Phase Ib study, patients were to receive either ANA975 or a placebo administered orally once daily or twice daily. When the clinical trial was suspended in June 2006, only the once daily 600mg dose cohort had received a full 28 days of therapy, achieving a viral load decrease of 0.23 log10, which was consistent with isatoribine clinical results at a similar dose level.
     AN 025-1/ANA59X
     In 2007 we expect to nominate a new preclinical candidate from the ANA59X sub-series of our AN 025-1 series of non-nucleoside NS5B polymerase inhibitors, for the treatment of chronic HCV infection. We believe that non-nucleoside NS5B polymerase inhibitors offer an exciting potential new way to target treating HCV infection, as part of combination regimens which may include other direct antivirals (such as protease inhibitors) and/or immunomodulators (such as ANA975 and/or pegylated interferon). We believe that polymerase inhibitors have the potential to be as effective as protease inhibitors, which is another class of HCV direct antivirals currently in clinical development by a number of companies, including Vertex (with Mitsubishi and Johnson & Johnson) and Schering Plough. However, the scientific challenge to date with respect to polymerase inhibitors has been to identify compounds that have acceptable pharmaceutic properties. In 2006 we believe we made progress in advancing our direct antiviral program in the direction of potentially overcoming this challenge. We have identified small-molecule, non-nucleoside inhibitors of the NS5B polymerase that have shown excellent potency and favorable pharmaceutic properties in non-human experimental studies. The best compounds in our ANA59X series have demonstrated potent cellular activity, good metabolic stability and good oral bioavailability. We continue to optimize these compounds and expect to nominate a candidate for clinical development as an orally administered drug for chronic HCV during 2007. Following nomination of the compound, we plan to continue pre-clinical studies in order to support our plan to begin clinical trials with the compound in 2008. We believe that we have the opportunity to potentially be at the forefront of the effort to develop non-nucleoside polymerase inhibitors for the treatment of HCV since, to our knowledge, there are only a few compounds in this class that are currently in early clinical development and none, to our knowledge that are in later stage clinical development.
     HBV Programs
     ANA380
     In February 2006, we finished dosing ANA380 in an open label, multi-center, dose-escalation Phase II clinical trial, evaluating the safety and antiviral activity of the direct antiviral ANA380 in patients with lamivudine-resistant (lamR) HBV infection.
     The clinical trial investigated the safety, tolerability and anti-viral activity of ANA380, an oral prodrug of a nucleotide analog, in 62 patients in five cohorts. Cohorts received ANA380 at doses of 30 mg, 60 mg, 90 mg, 150 mg or 240 mg, once daily by oral administration for 12 weeks. Patients in each cohort had been previously treated with lamivudine, the current standard of care for HBV patients, and were documented to have genetically-encoded lamivudine resistance.
     Patients treated with ANA380 at 90 mg, 150 mg and 240 mg dose levels experienced reduction in plasma HBV viral DNA at 12 weeks of 3.9 log10, 3.9 log10 and 4.1 log10 units, respectively, (greater than 99.9% clearance of the virus in plasma). Patients treated with ANA380 at the lower dose levels of 30 mg and 60 mg dose levels experienced a lesser reduction in plasma HBV viral DNA at 12 weeks of 2.8 log10 units and 3.2 log10 units, respectively. Furthermore, patients experienced substantial reduction in levels of alanine aminotransferase (ALT), a commonly used marker of hepatocyte injury, which typically indicates a reduction in inflammation associated with HBV infection. Based on these data, proposed Phase IIb clinical trials are expected to focus on dose ranges around the 90 mg to 150 mg dose levels.

     ANA380 was safe and well tolerated in the study, and there were no serious adverse events (SAEs) or dose-limiting toxicities reported. However, definitive conclusions regarding efficacy and product safety and tolerability cannot be made until the results of future clinical trials of longer duration in more patients are known. Given the increased number of currently available treatments for HBV as well as those in development, we are currently evaluating the competitive landscape as well as the need for a strong commercial partner to advance the development and potential commercialization of ANA380. At this time we are working to finalize the global clinical development plan with LGLS, and pending agreement with LGLS on next steps for the program, we intend to begin a Phase IIb dose selection study in 2007.
     ANA975
     We believe that ANA975 may have activity not only against HCV but also against chronic infections caused by HBV. Because interferon alpha is approved for use in the treatment of both HCV and HBV, we expect that the mechanism of action of isatoribine may provide utility in HBV-infected patients in a similar manner as in HCV-infected patients. As a result, pending completion of the toxicological analysis of ANA975, we intend to explore the use of ANA975 for the treatment of HBV, both as a single agent and in combination with nucleoside or nucleotide analogs.
     Cancer Program
     ANA773
     We believe that our most recently selected product candidate, ANA773, may have significant potential for treating a variety of diseases, in particular certain cancers. A TLR agonist for treating cancer is not without precedent. The FDA has approved a TLR-7 agonist in a topical formulation, marketed as Aldara™ (imiquimod), for treating superficial basal cell carcinoma and external genital and perianal warts. In addition, Pfizer, in collaboration with Coley Pharmaceuticals, is currently conducting a late stage clinical trial of a TLR-9 agonist for the treatment of cancer. We expect to file an IND in 2007 to study ANA773 in cancer.
Our Drug Discovery and Development Capabilities
     We intend to expand our product candidate portfolio by utilizing our internal drug discovery and development capabilities. Our drug discovery efforts have a particular focus on both TLR-based small molecule product candidates and structure-based drug design combined with medicinal chemistry. We believe this enables us to engage in the efficient discovery and development of new product candidates. We have developed expertise in identifying and prioritizing targets, high-throughput screening and medicinal chemistry.
Core Expertise
     TLR-Based Small-Molecule Product Candidates
     We are using the clinical proof-of-concept that we previously established with isatoribine together with our expertise in TLR-based biology and chemistry to build a portfolio of product candidates. TLRs are present in certain immune system cells and serve to activate the body’s immune system. There are 10 functional human TLRs (TLR1 to 10) that have been identified by researchers in recent years. Our effort in this area focuses on small molecules targeting TLRs primarily for use against viral infections and cancer.
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
     Structure-Based Drug Design & Medicinal Chemistry
     The targets of drugs are most often macromolecules that carry out essential biological functions. Such macromolecules adopt one or more specific shapes, or conformations, in three-dimensional space. While the structure of a target is critical for its biological function, the structure also determines the chemical nature of compounds that can bind to and modulate the function of the target. Knowledge of the three-dimensional structure of a target can offer important guidance in the search for compounds that bind the target and offer potential as drug candidates.
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
     Under the Agreement, Novartis is funding 80.5% of the development costs of ANA975, our lead product candidate under the collaboration, and we are funding 19.5% of such development costs, subject to certain limitations. Development under the collaboration is overseen by committees with equal representation by the parties, with Novartis having the final right to make certain decisions. If a product is approved for sale, we are also eligible to receive royalties that will increase with increasing levels of sales of marketed products, subject to reduction to account for payments made by Novartis to third parties for any required licenses and for generic competition in certain circumstances. In addition, we have the option to co-promote the lead product in the United States for the HCV and HBV indications. If we exercise our co-promotion option, we will fund 35% of the U.S. commercialization costs for the lead product, subject to certain limitations, and receive 35% of profits from U.S. sales of the lead product instead of royalties on U.S net sales for the HCV and HBV indications. Whether we exercise the co-promotion option or not, we will receive royalties on net sales of products for HCV and HBV indications outside the U.S.
     Under the terms of the Agreement we granted Novartis a time-limited exclusive option to evaluate and potentially negotiate for our licensing rights in ANA380, a compound currently in Phase II clinical trials that we are jointly developing with LG Life Sciences. During 2006 this exclusivity time period expired and we may now negotiate with other parties for a potential license or collaboration around our rights to ANA380.
     The IND for our HCV product candidate ANA975 is currently on full clinical hold by the FDA. In June 2006, we suspended dosing in our ANA975 Phase Ib trial in patients with chronic hepatitis C pending additional analysis of then recently obtained information from pre-clinical 13-week toxicology studies in animals. Together with Novartis we have initiated a new toxicology study and plan to analyze the complete results from that study and discuss the status of the program with the FDA in the second half of 2007. Pending the successful outcome of the studies and our discussions with the FDA, we intend to resume clinical trials with ANA975.
     Hoffmann-La Roche Inc.
     On July 28, 2004, we entered into a drug discovery collaboration with Hoffmann-La Roche, Inc. (Roche). Under the terms of the agreement, we received research and development funding from Roche, and in exchange we engaged our drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. Under the terms of the agreement, we were entitled to receive up to $2.6 million in research funding and, if certain milestones are achieved, are entitled to certain milestone payments which may total up to $10.0 million for each product candidate and royalties on net sales of any new drug resulting from the collaboration that is commercialized by Roche. There is no guarantee that we will receive any milestone or royalty payments under this agreement. Under the terms of this agreement, we have received $2.5 million from Roche through research funding payments. During the first quarter of 2006, we completed our performance under this agreement.
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
     Aphoenix, Inc.
     On September 3, 2004, we entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, we will receive research funding of $1.25 million over the three-year term of the agreement. As of December 31, 2006, we have received $875,000 in research funding from Aphoenix of which approximately $425,000 was deferred as of December 31, 2006. During 2006, we received a $100,000 milestone payment under the terms of the collaboration for conducting certain activities. We may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration. There is no guarantee we will receive any royalty payments or milestone payments under the agreement.
     Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.)
     In December 2002, we entered into an agreement with Valeant and Ribapharm, Inc., which replaced and superseded prior agreements from 1999 and early 2000 relating to our exclusive license from these licensors of six compounds (including isatoribine). Under the current agreement, we have an exclusive worldwide license to six antiviral compounds (including isatoribine), their prodrugs, metabolites, and the methods of using such compounds, prodrugs and metabolites. We also have the right to receive assignment of the issued patents covering the licensed matter at the time the patents are issued. Under the agreement, we are entitled to receive milestone payments, which may total up to $425,000 for each product candidate if certain clinical milestones are achieved. In connection with this agreement we have made a minimum royalty commitment of $50,000 during the year ended December 31, 2006. We will be required to pay $75,000 for the year ended December 31, 2007 and $100,000 for each of the nine years thereafter.
Manufacturing and Supply
     All of our manufacturing is out-sourced to third parties, with control by our internal managers. We rely on third-party manufacturers and our collaborators to produce sufficient quantities of ANA975 and ANA380 for use in clinical trials. For example, we depend on LGLS to manufacture clinical supplies of ANA380. We intend to continue this practice for any future clinical trials and large-scale commercialization of ANA975, ANA380, ANA773 and for any other potential products for which we retain significant development and commercialization rights. All of our current product candidates are small-molecule drugs. Historically, these drugs have been simpler and less expensive to manufacture than biologic drugs.
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
     As of December 31, 2006, we had approximately 18 issued U.S. patents, 40 foreign patents and over 260 pending patent applications worldwide. Of these, 1 issued U.S. patent, 2 pending U.S. patent applications and approximately 135 pending foreign patent applications relate to ANA975. In addition, 2 of the U.S. patents and approximately 25 of the foreign patents relate to isatoribine and expire in 2007 or 2008. We obtained rights to the isatoribine patents through our agreement with Valeant Pharmaceuticals International. The patents and patent applications include coverage of our drug discovery technologies, composition of matter claims as well as method of use claims. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to uses, methods and compositions of matter in order to enhance our intellectual property position in our areas of therapeutic focus.
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
Competition
     The biotechnology and pharmaceutical industries are very competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and medical conditions that we are targeting. We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV, certain cancers, and other viral infections. Due to the level of focus on developing treatments for these indications, ongoing research efforts are intense and new treatments are being sought out and developed by our competitors.
     Various companies are developing or commercializing products that are used for the treatment of chronic viral HCV, chronic viral HBV, other viral infections, and cancers that we have targeted for product development. Some of these products use therapeutic approaches that may compete directly or indirectly with ANA975, ANA380, ANA773 or ANA59X.
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
     However, many patients experience unpleasant side effects when receiving interferon-based therapies, including flu-like symptoms such as fatigue, pyrexia, myalgia, cough, headache, and rigors, psychiatric reactions, such as depression, irritability and anxiety, as well as neutropenia and thyroid dysfunction. Due to the nature of HCV infection, patients may not show any symptoms from the HCV itself when they initiate therapy. Ironically, harsh side effects often make patients feel sicker than the disease itself. As a result, physicians often delay treatment of HCV-infected patients until tests of liver function demonstrate initial liver degeneration due to the infection. According to the National Institutes of Health, harsh side effects have caused discontinuation of treatment in approximately 10 to 14 percent of patients. These side effects also require additional drug therapies, which increase the cost to the patient. Further, the optimal dose, treatment length and response rates to interferon and ribavirin therapy vary considerably based on HCV genotype and mode of therapy, i.e., monotherapy or combination therapy.
     Our internal market research analysis leads us to believe that an oral formulation of ANA975 would be well received by patients and physicians and could potentially replace or complement pegylated interferon in certain populations, especially where patient compliance is a concern. If authorized by the FDA, ANA975 would compete to replace or complement various interferon-based treatments for HCV already approved and on the market, including: Peg-Intron (pegylated interferon-alpha-2b) and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough and Pegasys (pegylated interferon-alpha-2a) and Roferon-A (interferon-alpha-2a), which are marketed by Roche. In addition, Infergen (consensus interferon/interferon alfacon-1) is marketed by InterMune.

     Currently available pegylated interferons are utilized as a once-a-week injection for 24-48 weeks, an inconvenient but necessary treatment due to the lack of alternative oral formulations. If side effects and the inconvenience of once-a-week injections are managed, patients infected with genotype-1 virus — the most frequent genotype in the U.S. — should expect no more than a 50 percent chance of suppressing the virus six-months after the end of treatment. In HCV therapy this is referred to as achieving a sustained viral response (SVR). In addition to an improved route of administration, product candidates such as ANA975 may offer significant clinical benefit to HCV patients with expected fewer side effects and potentially an improved SVR.
     Direct Antivirals in Development for Treating of HCV
     With the possible approval of direct antiviral HCV treatments in the next several years, the potential of ANA975 could be further enhanced. First-in-class direct antivirals are currently being investigated in conjunction with interferon-based treatments, with and without ribavirin. Valopicitabine (NM-283, Novartis/Idenix), an oral NS5B polymerase nucleoside inhibitor, is currently completing Phase IIb trials. In addition, VX-950 (Vertex/Mitsubishi/Johnson & Johnson) and SCH-503034 (Schering-Plough), oral NS3 protease inhibitors, are currently in Phase II clinical trials. If ANA975 is successful in competing with interferon-based products in current standard-of-care regimens, we believe that ANA975 would have the potential to be used in place of interferon-based products and in combination with direct antivirals. We are also developing our own direct antiviral, ANA59X, as a potential HCV therapy, which will compete with other non-nucleoside polymerase inhibitors in development. If commercialized, ANA59X could potentially be used in combination with ANA975 and/or direct antivirals acting via different mechanisms.
     Treating HBV with Direct Antivirals & Interferon
     Current small-molecule treatments for HBV include lamivudine (Epivir®) from GlaxoSmithKline and adefovir (Hepsera®) from Gilead. Recently, Intron-A and Pegasys have been approved in the U.S. and Europe for the treatment of HBV. Also, entecavir (Baraclude®) from Bristol-Myers Squibb Co. and telbivudine (Tyzeka®) from Idenix Pharmaceuticals have received FDA approval for the treatment of HBV in the U.S. In addition, tenofovir (Viread®), an approved HIV compound from Gilead, is progressing through a Phase III trial to gain a label claim for HBV. Direct antiviral therapies offer an improved treatment alternative over interferon-based therapies because of their improved side effect profile and more convenient oral formulation. However, currently marketed antiviral therapies have significant long-term limitations, including incomplete seroconversion (restoration of immune containment of the virus), and the emergence of HBV variants resistant to lamivudine.
     Competitive Risks
     We have only initiated Phase I and Phase Ib clinical trials of ANA975, and the IND for this compound is currently on full clinical hold. Specifically, we have completed three Phase I clinical trials (Study 501, Study 502 and Study 503) of ANA975 in healthy volunteers and began a Phase Ib trial (Study 504) in HCV patients prior to this trial being put on hold. Moreover, we have only completed a Phase II trial with ANA380 in HBV. Therefore, it is difficult to predict the efficacy, safety and tolerability that these product candidates will demonstrate in larger, more diverse patient populations infected with either HCV or HBV. It is also difficult to predict whether these product candidates will be used as single agents or in combination therapies, or if these product candidates will cause any toxicity issues, potential side effects, or other negative indications associated with their long-term use. During the course of future clinical trials, we may discover that these product candidates are less effective, require unacceptable dosing regimens, or have a similar side effect profile as the profile associated with current therapies or future competitors. This may result in our product candidates being less advantageous or less desirable from a patient and treating physician perspective as compared to current therapies for HCV or HBV.
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
     Frequent reports are required in each phase, and, if unwarranted hazards to subjects are found, the FDA may request modification or discontinuance of clinical testing until further preclinical testing is conducted. Additional testing (Phase IV) may be conducted after FDA approval for marketing is granted and could be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations as well as to test for complications resulting from long-term exposure not revealed in earlier clinical testing.
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
Employees
     As of March 1, 2007, we had 86 full-time employees, including 69 in research and development, and the balance in general and administrative positions, with 36 of our employees holding Ph.D. degrees and 2 of our employees holding M.D. degrees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Executive Officers of the Registrant
     The following table sets forth information regarding our executive officers as of March 15, 2007:

Name	Age	Position
Lawrence C. Fritz, Ph.D.	54	Chief Executive Officer, President and Director
Stephen T. Worland, Ph.D.	49	President, Pharmaceuticals
James T. Glover	57	Senior Vice President, Operations and Chief Financial Officer
Devron R. Averett, Ph.D.	57	Chief Scientific Officer
James L. Freddo, M.D.	51	Chief Medical Officer
Mary Yaroshevsky-Glanville	42	Vice President, Human Capital
Carol G. Gallagher, Pharm.D.	42	Vice President, Corporate Development and Commercial Affairs
Elizabeth E. Reed, J.D.	36	Vice President, Legal Affairs and Corporate Secretary
     Lawrence C. Fritz, Ph.D. joined us as President and Chief Executive Officer and a member of the Board of Directors on November 20, 2006. Previously, he founded and developed several successful biotechnology companies. He founded Conforma Therapeutics and served as its President and CEO from inception in 1999 through its acquisition by Biogen Idec in 2006. Conforma pioneered a new approach to cancer therapy, developing drugs that induce tumor cells to degrade their deregulated signaling proteins. Dr. Fritz was also a founder and Director of Cabrellis Pharmaceuticals, a specialty pharma cancer company spun-out from Conforma in conjunction with Biogen Idec’s acquisition. Cabrellis was acquired by Pharmion Corporation in November 2006. Prior to Conforma, Dr. Fritz co-founded both Athena Neurosciences, now wholly-owned by Elan Corporation, and Idun Pharmaceuticals, subsequently acquired by Pfizer. As Vice President of Research at Athena, his work led to the clinical development of products for multiple sclerosis, Alzheimer’s disease, and neuromuscular disorders. While Executive Vice President, Research at Idun, he led R&D teams that pioneered pharmaceutical applications in the field of programmed cell death, or apoptosis. These efforts led to new approaches to the treatment of hepatitis C, inflammation, and cancer. Dr. Fritz holds an A.B. Degree in Biochemical Sciences from Harvard, a M.Sc. Degree in Physiology from University College London, and a Ph.D. in Biophysics from The Rockefeller University.
     Stephen T. Worland, Ph.D. joined us as our Chief Scientific Officer in 2001 and was promoted to Executive Vice President, Head of Research and Development in October 2004. In December 2005 he was named Executive Vice President, Pharmaceuticals, assuming additional responsibilities, including strategic planning and corporate development, while continuing to lead Anadys’ R&D efforts. In June 2006 he was named President, Pharmaceuticals. From 1999 to 2001 he was Vice President, Head of Antiviral Research, at Agouron Pharmaceuticals, a Pfizer Company. Dr. Worland was at Agouron from 1988 through the acquisition of Agouron by Warner-Lambert in 1999. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. He received his B.S. in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.
     James T. Glover joined us in September 2006 as Senior Vice President, Operations, and Chief Financial Officer. He is responsible for the company’s operational and financial activities. Mr. Glover joined us from Beckman Coulter, Inc., a $2.4 billion global clinical diagnostics and biomedical research company, where he served as Senior Vice President and Chief Financial Officer since 2003. During his 17-year tenure at Beckman Coulter, he held a variety of significant management positions, including: Vice President, Controller and Chief Accounting Officer (2003); Vice President and Treasurer (1999 to 2003); Vice President and Controller (1993-1999); Vice President-Strategic Planning & Program Management, Diagnostic Division (1993); Vice President-Controller/Divisional CFO (1989-1993). Prior to that, Jim worked for six years with several divisions of SmithKline Beckman, Inc., including Allergan, Inc. Mr. Glover, a certified public accountant, holds a Master of Business Administration from Pepperdine University and a B.S. in Accounting from California State Polytechnic University.
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
     James L. Freddo, M.D. joined us in July 2006. He is responsible for directing the Company’s clinical programs, including the clinical development of ANA975 and ANA380. Dr. Freddo joined us from Pfizer. Since August 2005, he had been Vice President, Clinical Site Head and Development Site Head, Pfizer Global Research and Development, La Jolla. Previously at Pfizer, he was Executive Director, Site Therapeutic Area Leader, Clinical Development, Oncology. While at Pfizer, Dr. Freddo led the team responsible for the registration of Sutent® (sunitinib malate), a drug approved by the U.S. Food and Drug Administration (FDA) in

January 2006 for treating advanced kidney cancer and gastrointestinal stromal tumors. Prior to Pfizer, Dr. Freddo held a variety of senior management positions at Wyeth-Ayerst Research from December 1996 until June 2002, including Senior Director, Oncology, Senior Director, Infectious Diseases, and Senior Director, Transplantation Immunology. He holds a B.S degree in Medical Technology from the State University of New York at Stony Brook, Stony Brook, NY, and a M.D. degree from the University of North Carolina, Chapel Hill, NC, where he also completed his fellowship training.
     Mary Yaroshevsky-Glanville joined us in April 2001 and has served as our Vice President, Human Capital since December 2005. Ms. Yaroshevsky- Glanville served as our Senior Director, Human Capital from August 2002 to December 2005 and Director of Human Capital from April 2001 to August 2002. She served as Director of Human Resources at Inflazyme Inc. from 2000 to 2001. Prior to that time, Ms. Yaroshevsky-Glanville served as Director of Human Resources at Inex Pharmaceuticals Corp. from 1995 to 2000 and as Manager, Human Resources and Office Administration at Inex from 1994 through 1995. Ms. Yaroshevsky-Glanville has a Human Resources Management Certificate from the British Columbia Institute of Technology, has received a Certified Human Resources Professional designation from the Human Resources Management Association, and holds a B.Sc. in Computer Information System Management from the DeVry Institute of Technology.
     Carol G. Gallagher, Pharm.D. joined us as Vice President, Corporate Development and Commercial Affairs in April 2006. She is responsible for commercial affairs, including business development, market planning and strategic planning. Prior to joining us, Dr. Gallagher was the Vice President, Sales, Marketing and Product Planning at CancerVax Corporation, where she was employed since December 2003. From January 2002 to November 2003 Dr. Gallagher was Senior Director of Oncology Marketing at Biogen Idec, Inc. During that time, her role included leadership of the Rituxan(r) collaboration with Genentech, Inc. Previously, Dr. Gallagher was Director, Global Marketing Planning for Oncology and Ophthalmology at Pfizer, Inc. She also held other marketing positions, including product and new product management roles at Agouron Pharmaceuticals, prior to its acquisition by Pfizer. From 1989 to 1997, she held various sales and marketing positions at both Eli Lilly and Co. and Amgen, Inc. Dr. Gallagher holds a Doctor of Pharmacy degree from the University of Kentucky.
     Elizabeth E. Reed, J.D. joined us in October 2001 and has served as our Vice President, Legal Affairs and Corporate Secretary since December 2006. Ms. Reed served as our Senior Director, Legal Affairs and Corporate Secretary from December 2002 to December 2006, as our Director of Legal Affairs and Corporate Secretary from January 2002 through December 2002 and as our Director of Legal Affairs from October 2001 through January 2002. Prior to joining us, Ms. Reed was associated with the law firm of Cooley Godward LLP from 1998 to 2001. Prior to Cooley Godward, Ms. Reed was associated with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Reed is a member of the State Bar of California and received her B.S. in Business Administration with an emphasis in finance from the Haas School of Business at the University of California, Berkeley and holds a J.D., cum laude, from Harvard Law School.
Company Website
     We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission. Our primary website can be found at http://www.anadyspharma.com. We make available free of charge at this website (under the “Investors — SEC Filings” caption) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website free of charge, and in print to any shareholder who requests it, the Committee Charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Business Conduct and Ethics will be made available on our website as soon as reasonably practicable after their execution.
     The Company was incorporated in Delaware in September 1992 as ScripTech Pharmaceuticals, Inc., and in 1994 we changed our name to Scriptgen Pharmaceuticals, Inc. In May 2000, following the addition of a substantially new management team and the infusion of new capital, product candidates and technologies, we changed our name to Anadys Pharmaceuticals, Inc.

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
Risks Related to Our Business
     In June 2006 we suspended our 28-day clinical trial of ANA975 in HCV infected patients, and we do not currently know when or if we will be able to resume dosing. If dosing is substantially delayed or if clinical development of ANA975 is terminated, our stock price could decline significantly.
     In June 2006, we suspended dosing in our 28-day clinical trial of ANA975 in HCV infected patients due to then newly obtained information from pre-clinical 13-week animal toxicology studies. Subsequently, the FDA put our ANA975 IND on full clinical hold. In November 2006 we initiated a new 13 week pre-clinical toxicology study in animals, however, we cannot currently predict when or if we will be able to resume dosing ANA975 in humans. There is no guarantee that ANA975 clinical trials will be resumed at all. Based on existing and future toxicology data, we may not be able to identify a dose that we expect to provide therapeutic benefit without causing unacceptable adverse events, in which case we would likely terminate the ANA975 development program. A delay in resuming dosing or the termination of the clinical development of ANA975 could cause our stock price to decline significantly.
     The IND covering the ANA975 development plan in the U.S. is currently on full clinical hold and we will need to obtain agreement with the FDA and regulatory authorities in Europe prior to resuming clinical trials.
     In June 2006, we voluntarily suspended dosing in our 28-day Phase Ib clinical trial of ANA975 in HCV-infected patients and the FDA subsequently notified us that it was placing the IND covering ANA975 on full clinical hold. We will need to gain agreement with the FDA on the significance of the toxicological findings and the future clinical trial design prior to resuming clinical trials with ANA975. If we are unable to show a data package that the FDA finds acceptable to support future clinical trials, the FDA may decline to lift the clinical hold, in which case we will not be permitted to conduct clinical trials of ANA975 in the U.S. or ultimately seek or obtain U.S. regulatory approval for commercialization for ANA975. Similarly, we will need to gain agreement from the applicable regulatory authorities in Europe prior to resuming dosing of ANA975 in Europe.
     We currently depend on one collaboration partner, Novartis, for substantially all our revenues and for commercialization of one of our lead product candidates, and we may depend on Novartis for commercialization of other product candidates. If our development, license and commercialization agreement with Novartis terminates, our business will be seriously harmed.
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
     The success of ANA975 depends heavily on our collaboration with Novartis. If Novartis is unwilling to further develop or commercialize ANA975, or experiences significant delays in doing so, our business may be materially harmed.
     As a result of the joint development aspect of our collaboration agreement with Novartis, the future success of our TLR-7 HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975 or any other product candidate licensed under the collaboration agreement. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget, its internal development priorities, its perceptions of the viability of the ANA975 program, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis recently in-licensed rights to Albuferon from Human Genome Sciences and there is no guarantee that Novartis will not re-prioritize its HCV development efforts in favor of Albuferon at the expense of ANA975. Furthermore, prior to resuming clinical trials with ANA975, we will need to gain agreement with Novartis on the impact that the recent 13 week toxicological observations will have on the future development of ANA975 and will need to agree to any necessary modifications to the pre-clinical and clinical development plan for ANA975. Although we have initiated a new 13 week pre-clinical animal toxicology study with ANA975, there is no guarantee that we will reach agreement with Novartis on the future development of ANA975. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our TLR-7 based development and commercialization efforts could be significantly impaired. If we materially breach this collaboration agreement and are unable within an agreed time period to cure such breach, the collaboration agreement may be terminated by Novartis and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
     We may not realize the anticipated benefits of the development and potential commercialization of ANA380 for HBV.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS are jointly conducting and equally funding the global clinical development of ANA380 for HBV and LGLS has granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. Additionally, if we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. Furthermore, given the increased number of currently available treatments for HBV as well as those in development, we and LGLS are continuing to evaluate the market opportunity for ANA380. As part of this evaluation, we are assessing the overall projected costs of our ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV and are assessing whether collaborating with a regional or global pharmaceutical partner may be the most cost-effective way to pursue Phase III trials and commercialization. At this time, we are in discussions with LGLS regarding next steps for the program and the global development plan and, pending agreement with LGLS regarding next steps for the program, we are preparing to initiate a Phase IIb dose selection trial with ANA380 in 2007. However, there is no guarantee that we will be able to reach agreement with LGLS on the global development plan, initiate the Phase IIb dose selection trial, or realize the anticipated benefits of the development and potential commercialization of ANA380. If we are unable to do so, then our business could be materially and adversely affected and our stock price could decline significantly.
     We are continuing to evaluate the animal toxicology observations that led to the suspension of dosing in our ANA975 HCV clinical trial. To the extent that the toxicology observations are mechanism related and if we are unable to identify levels of immune stimulation that provide sufficient therapeutic benefit with an acceptable safety profile, our ANA773 program for cancer and our other earlier stage TLR7 programs could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR-7 agonist. We are currently evaluating the toxicology observations from the 13-week animal studies that led to the suspension of dosing in our ANA975 HCV clinical trial to determine their potential impact, if any, on our other TLR-7 programs, including ANA773 and our earlier stage TLR-7 programs. To the extent that the toxicology observations are mechanism related, rather than compound specific, we will need to determine whether the level of immune stimulation induced by TLR-7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. If we are unable to modulate the immunomodulatory effect with a dose that provides therapeutic benefit without causing unacceptable adverse events, then the future development of our other TLR-7 programs may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.
     The FDA may not allow us to proceed with dosing humans with ANA773 unless and until the outcome of our toxicology studies with ANA975 are more fully understood. Any delay to or cancellation of our ANA773 program could adversely affect our business and cause our stock price to decline.
     We currently plan to file an IND with the FDA for ANA773 during the second half of 2007 and commence clinical trials in cancer patients pending the IND acceptance. Because ANA773 has the same mechanism of action as ANA975, it is possible that the FDA will not allow us to dose ANA773 in humans until the toxicological profile of ANA975 is more clearly understood. If results from the ongoing toxicology study with ANA975 are unfavorable or inconclusive, it is possible that the FDA will not allow us to go forward with our ANA773 clinical trials. Any such decision would negatively impact our drug development programs and could materially and adversely affect our business, causing our stock price to decline.

     We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Our December 31, 2006 cash, cash equivalents and marketable securities balance was $82 million. We believe that this balance and the development expense funding by Novartis for ANA975 will be sufficient to satisfy our anticipated cash needs for at least the next fiscal year. However, we may need or choose to seek additional funding within this period of time. In addition, we will need to raise additional capital at least within the next few years to, among other things:
•	fund our research and development programs;

•	fund our share of the further clinical development and regulatory review and approval of ANA975 and ANA380;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements with our collaborators;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380, ANA975 and additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.
     We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements, project financing and grant funding, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

     Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.
     We may raise additional funds through public or private equity offerings, debt financings, project financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products.
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
     We have incurred net operating losses since our incorporation in 1992, and through December 31, 2006 we have an accumulated deficit of $214.5 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of our product candidates, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
     The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products.
     Our proprietary technologies and methods of identifying, prioritizing and screening molecular targets represent unproven approaches to the identification of drug leads that may possess therapeutic potential. Much of our research focuses on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR-7, and on structure-based drug design. However, structure-based drug design is difficult, time-consuming and expensive. Additionally, the interaction between isatoribine and TLR-7 represents a new mechanism of action for the treatment of HCV and HBV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA975 in HCV- or HBV-infected patients. For example, in June 2006 we suspended dosing in our ANA975 clinical trials due to information from 13 week toxicology studies in animals while we conduct additional pre-clinical studies and evaluate whether there is an acceptable balance between therapeutic benefit and risk. Likewise, the use of a TLR-7 agonist represents a new mechanism of action for the treatment of cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA773 in cancer patients. Furthermore, there is no guarantee that TLR biology will result in an acceptable balance between therapeutic benefit and risk in any other therapeutic area, such as asthma, allergies or vaccine adjuvants. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. If we are unable to identify new product candidates using our proprietary drug discovery technologies or capabilities, we may not be able to establish or maintain a clinical development pipeline or generate product revenue.
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
     Most of our work to date with ANA975 has been limited to pre-clinical studies and early stage clinical trials in a small number of healthy volunteers. We have only recently begun clinical trials of ANA975 in HCV-infected patients and this trial is currently suspended and on clinical hold pending evaluation of toxicological findings and further discussion with Novartis and regulatory authorities. We will have to spend considerable additional time, money and effort before seeking regulatory approval to market any product candidates, including ANA975, another oral prodrug of isatoribine or another TLR-7 agonist. Our business prospects depend significantly on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize ANA975, another oral prodrug of isatoribine or another TLR-7 agonist. If we fail to commercialize ANA975, another oral prodrug of isatoribine or another TLR-7 agonist, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.
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
     Although a U.S. IND covering ANA380 has been filed with the FDA, to date no clinical trials of ANA380 have been conducted in the United States. Pending agreement by LGLS, we are planning to commence a multi-site clinical Phase II dose selection trial with ANA380 at a number of sites, including in the United States.
     Although we have previously discussed our clinical plans for ANA380 with the FDA, it is possible that the FDA may subject the clinical trial design for ANA380 to additional scrutiny and we may incur additional costs and delays responding to potential future FDA requests for supplemental information or clarification. Any delay imposed by the FDA regarding conducting clinical trials of ANA380 in the U.S. could delay the further development of ANA380 and its potential commercialization and delay our ability to generate product sales. In addition, due to the structure of our joint development program with LGLS for the clinical development of ANA380, we do not have complete control over the design of the clinical trials of ANA380 and will be affected, at least in part, by decisions made by LGLS with respect to clinical trial structure and communications with regulatory authorities. If we pursue the development of ANA380 in the U.S., we will need to maintain open communication channels with regulatory authorities, including the FDA. Furthermore, if the FDA does not agree with our proposed clinical development plan, our clinical development plan in the U.S. and other countries may be delayed. A delay in the clinical development of ANA380 may harm the value of the program, decrease our ability to enter into a licensing arrangement with a collaborator around ANA380, and adversely affect our ability to generate revenues.

     If our efforts to discover new products or product candidates and to obtain rights to new products or product candidates from third parties do not yield product candidates for clinical development or are not otherwise successful, we may not generate product revenues or achieve profitability.
     Our long-term ability to earn product revenue depends on our ability to identify, through internal research programs, potential product candidates that may be developed into new pharmaceutical products and/or obtain new products or product candidates through licenses from third parties. If our internal research programs to discover and develop small-molecule therapeutics for the treatment of infectious diseases and for other disease areas do not generate sufficient product candidates, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
•	we may be unable to purchase or license products or product candidates on terms that would allow us to make an appropriate return from resulting products;

•	competitors may be unwilling to assign or license product or product candidate rights to us; or

•	we may be unable to identify suitable products or product candidates.
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
     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete; or

•	complications, such as viral resistance, arise with respect to use of our products.
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

     We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any of our products.
     Our ability to develop and commercialize products will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. We are dependent on our collaborators to either manufacture clinical supplies or cooperate with us in the manufacture of the clinical supplies by third parties. For example, we depend on LGLS to manufacture ANA380, and any inability of LGLS to provide adequate amounts of ANA380 or any disagreement with LGLS surrounding the supply of ANA380 could delay or prevent us from conducting future clinical trials with ANA380. We currently do not have any significant manufacturing arrangements or agreements, as our current product candidates will not require commercial-scale manufacturing for at least several years, if ever. Our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of our products, which would adversely affect our ability to generate revenues and would increase our expenses.
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
     We are a small company, with under 100 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical and clinical personnel, especially in the fields of HCV, HBV, oncology and structure-based drug design. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will”

employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering any members of senior management. If we lose the services of Lawrence C, Fritz, Ph.D., our President and Chief Executive Officer, Stephen T. Worland, Ph.D., our President, Pharmaceuticals, James T. Glover, our Senior Vice President, Operations and Chief Financial Officer, or other members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     Although we acquired the exclusive worldwide rights to isatoribine as part of a licensing agreement with Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.) and have obtained from LGLS development and commercialization rights to ANA380 in certain territories, we have limited experience in identifying acquisition targets, successfully completing potential acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. Moreover, we may fail to realize the anticipated benefits of any acquisition or devote resources to potential acquisitions that are never completed. If we fail to successfully identify strategic opportunities, complete strategic transactions or integrate acquired businesses, technologies, services or products, we may not be able to successfully expand our product candidate portfolio to provide adequate revenue to attain and maintain profitability.
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
     If our competitors develop treatments for HCV, HBV, cancer or in the other fields in which we are developing products that are approved faster, marketed better or demonstrated to be more effective than ANA975, ANA380, ANA773 or ANA59X or any other products that we may develop, our commercial opportunity will be reduced or eliminated.
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV, certain cancers and in other fields in which we are developing products. Potential competitors may develop treatments for HCV, HBV, certain cancers or for other disease areas in which we are developing products, or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA975, ANA380, ANA773 or with ANA59X. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
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

     Similarly, both ANA975 and ANA380 are also subject to competition in the treatment of HBV from other products already approved and on the market. Current small-molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, adefovir (Hepsera) from Gilead and entecavir (Baraclude) from Bristol-Myers Squibb. Telbivudine, a small molecule treatment for HBV being developed by Idenix Pharmaceuticals and Novartis, has recently been approved by the US FDA and is currently under regulatory review by the EMEA and the Chinese health authority. In addition, interferon-alpha therapy (Intron-A) from Schering-Plough and Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Tenofovir (Viread), an approved HIV compound from Gilead, is in Phase III trials for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of cancer and in other disease areas in which we are developing products. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.
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

     Our stock price may be volatile.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our headquarters and research and development facility is located in approximately 60,000 square feet of office and laboratory space in San Diego, California. We occupy this facility under a lease, which expires on August 1, 2009. We believe that our current facility is adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.
Item 3. Legal Proceedings
     We are currently not a party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
     Market Information
     Our common stock has traded on the Nasdaq National Market (now the Nasdaq Global Market) under the symbol ANDS since March 26, 2004. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq National Market and the Nasdaq Global Market, as applicable. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2006	High	Low
First Quarter	$16.60	$8.39
Second Quarter	16.10	2.92
Third Quarter	4.25	2.64
Fourth Quarter	5.65	2.81

2005	High	Low
First Quarter	$9.05	$6.56
Second Quarter	9.61	5.92
Third Quarter	14.20	9.26
Fourth Quarter	12.15	7.91
     Holders
     As of March 1, 2007, there were approximately 2,523 holders of our common stock.
     Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
     Securities Authorized for Issuance Under Equity Compensation Plans
     The following table summarizes our outstanding securities and securities available for future issuance under our equity compensation plans. Security holders of the Company have approved the 2002 Equity Incentive Plan, 2004 Equity Incentive Plan, 2004 Non-Employee Directors’ Stock Option Plan and 2004 Employee Stock Purchase Plan.
     In connection with the hiring of Lawrence C. Fritz, Ph.D., the Company’s President and Chief Executive Officer, James L. Freddo, M.D., the Company’s Chief Medical Officer, and James T. Glover, the Company’s Senior Vice President of Operations and Chief Financial Officer, the Compensation Committee of our Board of Directors approved inducement grants of non-qualified stock options to purchase a total of 570,000 shares, 200,000 shares and 175,000 shares of Anadys’ Common Stock, respectively. These option awards were granted without security holder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Although these options were granted outside the 2004 Plan, they are subject to substantially identical terms and conditions as those contained in the 2004 Plan.

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	4,102,180	$6.22	888,209
Equity compensation plans not approved by security holders	945,000	$3.82	—

     Performance Measurement Comparison (1)
     The following graph shows the total stockholder return of an investment of $100 in cash on March 26, 2004 in (i) the Company’s common stock, (ii) the Nasdaq Composite Index (the “Nasdaq”) and (iii) the AMEX Biotechnology Index (the “BTK”). All values assume reinvestment of the full amount of all dividends.
     Comparison of Cumulative Total Return on Investment since our Initial Public Offering on March 26, 2004:
Comparison of Cumulative Total Return on Investment Since March 26, 2004

	March 26, 2004	December 31, 2004	December 31, 2005	December 31, 2006
Anadys Pharmaceuticals, Inc.	$100.00	$106.09	$124.65	$69.69
NASDAQ Composite Index	100.00	110.99	112.52	123.23
NASDAQ Biotechnology Index	100.00	102.33	105.23	106.31

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except net loss per share)
Consolidated Statements of Operations Data:
Revenues	$5,420	$4,887	$1,762	$2,286	$1,282
Operating expenses:
Research and development(1)	25,419	20,901	26,711	18,819	18,664
General and administrative(1)	11,308	7,705	8,260	7,156	5,864

Total operating expenses(1)	36,727	28,606	34,971	25,975	24,528

Loss from operations	(31,307)	(23,719)	(33,209)	(23,689)	(23,246)

Other income (expense):
Interest income	4,727	2,103	525	229	403
Interest expense	(69)	(189)	(228)	(266)	(176)
Other, net	(111)	(118)	(67)	(272)	(29)

Total other income, (expenses) net	4,547	1,796	230	(309)	198

Net loss	(26,760)	(21,923)	(32,979)	(23,998)	(23,048)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(175)	(674)	(319)
Deemed dividend-beneficial conversion feature for Series C preferred stock	—	—	—	(6,942)	—

Net loss applicable to common stockholders	$(26,760)	$(21,923)	$(33,154)	$(31,614)	$(23,367)

Basic and diluted net loss per share(2):	$(0.94)	$(0.89)	$(1.92)	$(21.58)	$(25.88)

Shares used to compute basic and diluted net loss per share(2):	28,512	24,756	17,233	1,465	903

(1)	As a result of the adoption of Statement of Accounting Standards 123R, “Share-Based Payments” on January 1, 2006, there is a lack of comparability in our research and development expense and our general and administrative expense for the periods presented prior to January 1, 2006. Please reference Note 8 for additional information related to the impact of SFAS 123R on our research and development expenses and our general and administrative expenses.

(2)	As a result of the conversion of our preferred stock into 13,330,000 shares of our common stock upon completion of our initial public offering on March 31, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented prior to the completion of our initial public offering.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$82,149	$104,851	$33,674	$14,499	$25,542
Working capital	75,054	98,682	28,001	12,304	22,239
Total assets	89,401	116,976	40,949	20,242	31,840
Long-term debt, net of current portion	—	682	1,193	1,401	1,276
Redeemable convertible preferred stock	—	—	—	45,012	36,210
Accumulated deficit	(214,480)	(187,720)	(165,797)	(132,643)	(101,029)
Total stockholders’ equity (deficit)	60,325	78,936	31,285	(30,059)	(9,998)

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis and cancer. Our current clinical development programs include: ANA975, an oral prodrug of the Toll-like receptor-7 (TLR-7) agonist isatoribine for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis); and ANA380 for the treatment of HBV, which we are co-developing with LG Life Sciences (LGLS). In addition, we are independently developing ANA773, an oral TLR-7 prodrug agonist for the treatment of certain cancers and plan to file an Investigational New Drug (IND) application in the second half of 2007. We are also are developing AN 025-1, a series of non-nucleoside NS5B polymerase inhibitors, for the treatment of chronic HCV infection, and anticipate nominating a compound from a sub-series of this program (ANA59X) in 2007 to develop as an orally administered drug. Our therapeutic focus in hepatitis and cancer leverages our core capabilities in Toll-Like Receptor (TLR) biology and small-molecule medicinal chemistry, and aims to advance a balanced and strong pipeline of drug candidates into the clinic. We have incurred significant operating losses since our inception and, as of December 31, 2006, our accumulated deficit was $214.5 million. We expect to incur substantial and increasing losses for at least the next several years as we:
•	fund our portion of the global development costs of ANA380 for the treatment of HBV;

•	fund our portion of the global development of ANA975 for the treatment of HCV and HBV;

•	continue the development of ANA773 for the treatment of certain cancers;

•	continue the development of ANA59X for the treatment of HCV;

•	continue the development of our other product candidates;

•	advance our preclinical candidates into clinical development;

•	develop and scale-up manufacturing of product candidates for clinical trials and potential commercialization;

•	further our research and development programs;

•	establish a commercial infrastructure;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

     On June 26, 2006, we announced that we had suspended dosing HCV patients in our then ongoing Phase Ib clinical trial with ANA975 pending additional analysis of then newly obtained information from pre-clinical 13-week toxicology studies in animals. Preliminary analysis of this information revealed various new observations which appear consistent with intense immune stimulation in animals. Subsequent to our decision to suspend dosing, we received notification from the Food and Drug Administration (FDA) that our IND for ANA975 is on full clinical hold. Together with Novartis we have initiated a new 13-week pre-clinical toxicology study during November 2006. We believe this study should provide information necessary to further our objective to resume dosing of ANA975 in patients with HCV.
     On June 12, 2006, Kleanthis G. Xanthopoulos Ph.D. provided notice of his resignation as our President and Chief Executive Officer which became effective upon the appointment of Lawrence C. Fritz, Ph.D. as our new President and Chief Executive Officer on November 20, 2006. In conjunction with Dr. Xanthopoulos’ resignation, we agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options. We calculated the additional share-based expense associated with the modification and acceleration of his unvested stock options upon his termination in accordance with SFAS 123R. Dr. Xanthopoulos continues to serve as a member of our Board of Directors.
Research and Development
     Our research and development expenses consist primarily of costs associated with the discovery and preclinical and clinical development of our lead product candidates, ANA975, ANA380, ANA773 and ANA59X, and our other product candidates. Research and development expenses include direct external costs such as fees paid to consultants, joint development collaboration costs and related contract research, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation.
     Under our existing collaboration with Novartis for the development of ANA975, Novartis funds 80.5% of the development costs and we fund 19.5% of such development costs. Reimbursements of development costs for ANA975 from Novartis are recorded as an offset to research and development expense. Payments to Novartis for its portion of development costs for ANA975 are recorded as a component of research and development expense. For the years ended December 31, 2006 and 2005, we have recorded as offsets to research and development expense $3.7 million and $5.8 million, respectively, which represents Novartis’ share of ANA975 expenses incurred by us from June 1, 2005 through December 31, 2006. As we progress through the development plan for ANA975, more responsibility for the clinical trials will transition from us to Novartis, with reimbursement for research and development expenditures then flowing from us to Novartis.
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
     Clinical development timelines, likelihood of success and total costs vary widely. We are currently focused primarily on advancing the development of ANA975 as a potential therapy for HCV and HBV infection, ANA773 as a potential therapy for the treatment of certain cancers, ANA380 as a potential therapy of HBV and discovery of inhibitors of the NS5b polymerase as potential therapies for HCV infection.
     During the first quarter of 2006, we implemented a project costing methodology which enabled us to allocate internal direct costs such as personnel costs, supplies and materials directly to projects for periods after January 1, 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

     The following summarizes our research and development expenses based on the project costing methodology described above for the year ended December 31, 2006 (in thousands):

ANA975	$4,495
ANA773	3,944
ANA380	935
Discovery stage programs	9,369
Infrastructure and support personnel	7,464
Non-cash employee and non-employee share-based compensation	2,889
Reimbursement of ANA975 costs by Novartis	(3,677)

Total research and development expense	$25,419

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
     The following summarizes our research and development expenses for the years ended December 31, 2005 and 2004 (in thousands):

	For the years ended December 31,
	2005	2004
Direct external costs:
Isatoribine family of compounds, excluding ANA975	$558	$1,798
ANA975	8,613	2,038
ANA380	417	5,638
ANA773	110	—
Other	—	5
Unallocated direct internal costs	3,535	1,843
Unallocated indirect internal costs and overhead	12,534	12,851
Reimbursement of ANA975 costs by Novartis	(5,790)	—
Deferred compensation	924	2,538

Total research and development	$20,901	$26,711

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
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis and make adjustments to the financials statements as considered necessary. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While all of our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report, we believe the following accounting policies involve the judgments and estimates used in the preparation of our consolidated financial statements:
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
•	Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level and (iii) the milestone is not refundable or creditable. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with our future performance are recognized when received.

•	Fees that we receive for research services are generally recognized as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Research services may include activities in which we deploy our internal capabilities such as our medicinal chemistry and screening capabilities to assist a collaborator in advancing their drug discovery effort.
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
Adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
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
     Prior to adopting the provisions of SFAS No. 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25. In conjunction with our initial public offering (IPO), we reviewed our historical exercise prices through March 25, 2004 and, as a result, revised our estimate for financial reporting purposes of fair value for stock options granted on or after July 1, 2002 through the date of our IPO. With respect to these options, we recorded deferred stock-based compensation for the difference between the original exercise price per share determined by the Board of Directors and our revised estimate of fair value per share at the respective grant dates. We recorded these amounts as a component of stockholders’ equity and were amortizing these amounts, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. Upon the adoption of and in accordance with SFAS No. 123R, on January 1, 2006, we reclassified our remaining unamortized deferred compensation balance calculated in accordance with APB No. 25 into additional paid-in capital.

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
Results of Operations
     Comparison of the Years Ended December 31, 2006, 2005 and 2004
     Revenue. We recorded revenues of $5.4 million, $4.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $0.5 million increase from 2005 to 2006 was primarily attributed to our collaboration with Novartis and to a lesser extent our collaboration with Roche and our Phase II SBIR grant from the National Institutes of Health. During the years ended December 31, 2006 and 2005, we recorded revenues of $4.5 million and $2.3 million, respectively, associated with the amortization of our $20.0 million up-front payment and $10 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975 which is concurrent with the period during which we have significant performance obligations under the collaboration. The expected duration of this estimated development period is reviewed on a periodic basis. This increase in revenue was offset by a decrease in revenue from our collaboration with Roche. We recorded revenue of $0.1 million and $1.7 million during the years ended December 31, 2006 and 2005, respectively, from our collaboration with Roche. In January 2006, we completed our portion of our collaboration with Roche. During the years ended December 31, 2006 and 2005 we recorded revenue of $0.1 million and $0.5 million, respectively, related to our Phase II SBIR grant. During the year ended December 31, 2006, we concluded our performance under the Phase II SBIR grant. The $3.1 million increase from 2004 to 2005 was primarily attributed to revenues derived from our collaborations with Novartis and Roche. During 2005, we recorded revenues of $2.3 million associated with the amortization of our $20.0 million up-front payment and $10 million IND milestone payment which were received from Novartis in July 2005 and September 2005, respectively. We recorded revenue of $1.7 million and $0.7 million during the years ended December 31, 2005 and 2004, respectively, related to our collaboration with Roche which we entered into effective July 28, 2004. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenues to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $25.4 million, $20.9 million and $26.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $4.5 million increase from 2005 to 2006 was primarily attributable to our adoption of SFAS No. 123R effective January 1, 2006 and an increase in personnel related expenses. We included, as a component of research and development expense during the year ended December 31, 2006, $2.9 million of share-based compensation expense in accordance with SFAS No. 123R. During the year ended December 31, 2005, we included $0.9 million as a component of research and development expense with respect to amortization of deferred compensation on employee stock options in accordance with APB No. 25. Personnel related expenses increased $2.3 million from the year ended December 31, 2005 to the year ended December 31, 2006. This expense was driven by an overall increase in research and development personnel. The $5.8 million decrease from 2004 to 2005 was primarily attributable to the recording of $5.8 million as an offset to research and development expense during the year ended December 31, 2005, which represented Novartis’ share (80.5%) of ANA975 expenses incurred by us from June 1, 2005 through December 31, 2005. In addition, deferred compensation on employee stock options determined in accordance with APB No. 25 decreased $1.6 million from the year ended December 31, 2004 to the year ended December 31, 2005.

These decreases were offset by increased costs associated with the development of ANA975, including clinical trial costs and costs associated with compound manufacturing and safety studies as well as research and development expenses associated with other programs during the year ended December 31, 2005.
     General and Administrative Expenses. General and administrative expenses were $11.3 million, $7.7 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $3.6 million increase from 2005 to 2006 was primarily the result of our adoption of SFAS No. 123R effective January 1, 2006 and to a lesser extent an increase in personnel and recruiting expenses. We included, as a component of general and administrative expense during the year ended December 31, 2006, $4.2 million of share-based compensation expense in accordance with SFAS No. 123R. Included as a component of share-based compensation expense was $3.0 million of share-based expense related to the stock options granted to Dr. Xanthopoulos including the share-based compensation associated with the acceleration of his unvested stock options. During the year ended December 31, 2005, we included $1.1 million as a component of general and administrative expense with respect to amortization of deferred compensation on employee stock options in accordance with APB No. 25. The $0.6 million decrease from 2004 to 2005 was primarily the result of a $1.5 million decrease in deferred compensation on employee stock options determined in accordance with APB No. 25. This decrease was offset by the following: (i) an increase in personnel and recruiting expenses of $0.5 million, (ii) an increase in consultant costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act and (iii) an increase in our directors and officers insurance premium as a result of our initial public offering which was completed in March 2004.
     Interest Income. Interest income was $4.7 million, $2.1 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $2.6 million increase in our interest income from 2005 to 2006 was the result of a higher average cash, cash equivalents and securities available-for-sale balance during 2006 compared to 2005 and a result of higher interest rates. Our average balance of cash, cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $93.0 million in 2006 compared to $59.1 million in 2005. The higher average cash balances were driven by the receipt of the following amounts which were invested into interest bearing securities during 2005: an up-front license payment of $20.0 million from Novartis in July 2005, $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock in August 2005 and a $10.0 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA received in September 2005. The $1.6 million increase in our interest income from 2004 to 2005 was the result of the receipt of the above amounts which were invested into interest bearing securities during 2005. Our average balance of cash and cash equivalents and securities available-for-sale was $59.1 million in 2005 compared to $34.9 million in 2004.
     Interest Expense. Interest expense was $69,000, $0.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in our interest expense of $0.13 million from the year ended December 31, 2005 to the year ended December 31, 2006 is the result of our payment in full of our outstanding principle balance of $1.6 million on our equipment financing line of credit in February 2006.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $22.7 million from December 31, 2005 to December 31, 2006 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the year ended December 31, 2006 and the payment in full of our outstanding principal balance of $1.6 million on our equipment financing line of credit. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $7.5 million from Novartis which represented Novartis’ share of ANA975 development costs.

     Cash Flows from Operating Activities and Investing Activities
     Our consolidated statements of cash flows are summarized as follows:

	For the years ended December 31,
	2006	2005	2004
	(In thousands)
Net cash provided by (used in) operating activities	$(20,585)	$5,999	$(22,574)

Cash provided by (used in) investing activities
Purchase of securities available-for-sale	$(14,310)	$(11,886)	$(42,619)
Proceeds from sale of securities available-for-sale	5,750	28,416	17,398
Purchase of property and equipment	(1,522)	(1,338)	(880)
Proceeds from disposal of property and equipment	—	2	35
Acquisition of facility leasehold improvements from lease incentive	—	—	(1,550)

Net cash provided by (used in) investing activities	$(10,082)	$15,194	$(27,616)

     Cash flows (used in) provided by operating activities decreased by $26.6 million from the year ended December 31, 2005 to the year ended December 31, 2006. This decrease was primarily a result of the receipt of the up-front license payment of $20.0 million from Novartis in July 2005 and the receipt in September 2005 of a $10.0 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA during the year ended December 31, 2005. Also contributing to the fluctuation in our cash flows provided by (used in) operating activities during the year ended December 31, 2005 to the year ended December 31, 2006 was the fluctuation in our accounts receivable balance as a result of the timing of payments from Novartis associated with their portion or our development costs associated with ANA975 and the reduction in development costs associated with ANA975 as a result of the halting of our Phase I clinical trial in June 2006. As of December 31, 2005, we had included $5.9 million from Novartis in our accounts receivable balance for their portion of development costs for the period June 1, 2005 through December 31, 2005. This amount was paid during 2006. In comparison, we have included $1.2 million due from Novartis in our accounts receivable balance as of December 31, 2006 for their portion of development costs for the period July 1, 2006 through December 31, 2006. The overall decrease in the accounts receivable balance reflects a reduction in spending on the ANA975 project as a result of the halting of our Phase I clinical trial for ANA975. Cash flows provided by (used in) operating activities increased by $28.6 million from the year ended December 31, 2004 to the year ended December 31, 2005. The increase was primarily a result of an increase in deferred revenue attributable to the receipt of the up-front license payment of $20.0 million from Novartis in July 2005 and the receipt in September 2005 of a $10.0 million milestone payment from Novartis triggered by the acceptance of our IND application by the FDA. The up-front license payment of $20.0 million and the $10.0 million IND milestone payment are being recognized as revenue over the estimated development period for ANA975.
     Cash flows provided by (used in) investing activities decreased by $25.3 million from the year ended December 31, 2005 to the year ended December 31, 2006. The overall reduction in the cash flows provided by (used in) investing activities from 2006 to 2005 is primarily related to the Company shifting its investment portfolio from investments with maturities over three months, to investments with maturities less than three months. During 2005 as investments classified as available-for-sale matured, the proceeds from these securities were either used to fund operations of the Company or the proceeds were reinvested in investments classified as cash equivalents to take advantage of their shorter maturity terms. During 2005 and 2006, the Company continued to invest in investments with shorter maturities to take advantage of the rising interest rate environment. Cash flows provided by (used in) investing activities increased by $42.8 million from 2004 to 2005. The increase was primarily the result of the investment in securities available-for-sale of $43.7 million from our initial public offering during the year ended December 31, 2004 offset by the use of the proceeds from our initial public offering and maturity of securities available-for-sale during the year ended December 31, 2005 to fund our on-going operations.

     Cash Flows from Financing Activities
     Our consolidated statements of cash flows are summarized as follows:

	For the years ended December 31,
	2006	2005	2004
	(In thousands)
Cash provided by financing activities
Proceeds from exercise of stock options and employee stock purchase plan	$954	$1,057	$560
Proceeds from sale of common stock, net of issuance costs	—	66,437	43,656
Proceeds from long-term debt	—	393	1,198
Principal payments on long-term debt	(1,559)	(1,409)	(1,204)

Net cash provided by (used in) financing activities	$(605)	$66,478	$44,210

     Cash flows used in financing activities decreased by $67.1 million from the year ended December 31, 2005 to the year ended December 31, 2006. The decrease was primarily a result of the receipt of $66.4 million, net of underwriting discounts and commissions and offering costs, from our follow-on public offering of common stock completed during August 2005.
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
     Aggregate Contractual Obligations
     The following summarizes our long-term contractual obligations as of December 31, 2006 (in thousands):

		Less
		than 1	2008 to	2010 to
Contractual Obligations	Total	year	2009	2011	Thereafter
Operating leases	$5,491	$2,062	$3,429	$—	$—
Milestone payments[1]	1,000	1,000	—	—	—
Minimum royalty commitment	975	75	200	200	500

	$7,466	$3,137	$3,629	$200	$500

[1]	We are in the process of finalizing our joint global development plan for ANA380 with LGLS. Assuming that we jointly decide to initiate a Phase IIb dose selection clinical trial, we may be required to pay $1 million to LGLS at the initiation of the Phase IIb dose selection clinical trial. We may also be required to pay an additional $24.5 million to LGLS, subject to the attainment of product development and commercialization objectives. These additional milestone payments have not been included in this contractual obligations table as we are unable to estimate when, if ever, these payments will be made as they are contingent upon the results of our future clinical trials including our Phase IIb dose selection clinical trial.
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

     Future Cash Requirements
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
     In connection with our collaboration with LGLS for the development of ANA380, we may be required to make milestone payments totalling up to $25.5 million, subject to the attainment of product development and commercialization objectives. We will pay royalties on any product sales in our sales territory to LGLS and will receive royalties on any product sales in China from LGLS.
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
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and cash receipts from collaboration agreements. In addition, we likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Off-Balance Sheet Arrangements
     As of December 31, 2006, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 6 to the consolidated financial statements included elsewhere in this annual report.
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

Item 9A. Controls and Procedures
     Management’s Report on Internal Control over Financial Reporting
     Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
     Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
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
     Report of Independent Registered Public Accounting Firm
     The Board of Directors and Shareholders of Anadys Pharmaceuticals, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anadys Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anadys Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Anadys Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anadys Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Anadys Pharmaceuticals, Inc. and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 2, 2007
Item 9B. Other Information
     Not Applicable.

Part III
     Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2007 Annual Meeting of Stockholders (the Proxy Statement) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 of Form 10-K regarding our directors is incorporated by reference to the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
     The information regarding our executive officers is set forth in Item 1of Part I of this report under the caption “Executive Officers of the Registrant.”
     The information required by Item 10 of Form 10-K relating to the members of the Company’s Audit Committee and the Audit Committee financial expert is incorporated herein by reference to the information under the heading “Audit Committee” in our Proxy Statement.
     The information required by Item 10 of Form 10-K relating to the procedures by which stockholders may recommend candidates for director to the Corporate Governance and Nominating Committee of the Board of Directors is incorporated herein by reference to the information under the heading “Shareholder Communications with the Board of Directors” in our Proxy Statement.
     We have adopted a Code of Business Conduct and Ethics, which applies to all our directors, officers and employees, including our Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer and all of the finance team. The Code of Business Conduct and Ethics is posted on our website, http://www.anadyspharma.com (under the “Investors — Corporate Governance” caption). In addition, we will provide to any person without charge, upon request, addressed to the Corporate Secretary at Anadys Pharmaceuticals, Inc., 3115 Merryfield Row, San Diego, CA 92121, a copy of our Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for our Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer or persons performing similar functions, by posting such information on our website.
Item 11. Executive Compensation
     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Compensation of Executive Officers” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 of Form 10-K related to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. Information regarding equity compensation plans under which our common stock may be issued as of December 31, 2006 is set forth in Item 5 of Part II of this report under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 of Form 10-K related to transactions with related persons, promoters and certain control persons, if any, is incorporated herein by reference to the information under the heading “Certain Transactions” in our Proxy Statement. The information required by Item 13 of Form 10-K relating to director independence is incorporated herein by reference to the information under the heading “Election of Directors” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 of Form 10-K is incorporated herein by reference to the information under the headings “Independent Registered Public Accounting Firm — Fees” and Pre-Approval Policies and Procedures in our Proxy Statement.

Part IV
Item15. Exhibits and Financial Statement Schedules
     (a) The following financial statements, financial statements schedules and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Financial Statements. See index to consolidated financial statements on page F-1.

(2)	Financial Statement Schedules. All financial statements schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

Exhibit
Number	Exhibit Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

4.2(3)	Amended and Restated Registration Rights Agreement dated as of June 20, 2002 by and among the Registrant and Stockholders named therein

10.3(3)#	2002 Equity Incentive Plan

10.4(3)#	Form of Stock Option Agreement under 2002 Equity Incentive Plan

10.5(2)#	2004 Equity Incentive Plan

10.6(2)#	Form of Stock Option Agreement under 2004 Equity Incentive Plan

10.7(2)#	2004 Employee Stock Purchase Plan

10.8(2)#	Form of Offering Document under the 2004 Employee Stock Purchase Plan

10.9(2)#	2004 Non-Employee Directors’ Stock Option Plan

10.10(2)#	Form of Stock Option Agreement Under 2004 Non-Employee Directors’ Stock Option Plan

10.11(3)	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers

10.12(2)#	Severance Agreement dated June 9, 2000 by and between the Registrant and Kleanthis G. Xanthopoulos, Ph.D.

10.13(2)#	Severance Agreement dated June 9, 2000 by and between the Registrant and Devron R. Averett, Ph.D.

10.21(2)*	Agreement dated December 20, 2002 by and between the Registrant and Valeant Pharmaceuticals International (formerly known as ICN Pharmaceuticals, Inc.)

10.22(3)#	Terms of Compensation dated June 9, 2000 by and between the Registrant and Devron R. Averett

10.23(3)	Equipment Loan and Security Agreement dated as of December 20, 2002 by and between the Registrant and GATX Ventures, Inc.

10.24(3)	Master Security Agreement dated as of June 17, 2003 by and between the Registrant and General Electric Capital Corporation

10.25#	Severance Agreement dated November 14, 2003 by and between the Registrant and Steve Worland, Ph.D.

10.27(3)#	Terms of Employment dated February 1, 2001 by and between the Registrant and Steve Worland, Ph.D.

10.29(2)#	Severance Agreement dated November 14, 2003 by and between the Registrant and Elizabeth E. Reed

10.30(2)#	Terms of Employment dated October 2, 2001 by and between the Registrant and Elizabeth E. Reed

10.31(2)*	Agreement dated December 8, 2003 by and between the Registrant and Daiichi Pharmaceutical Co. Ltd.

10.33(2)	Sub-lease agreement dated February 23, 2004 by and between the Registrant and Torrey Mesa Research Institute.

10.34(4)*	Joint Development and License Agreement between LG Life Sciences and Anadys Pharmaceuticals, Inc.

Exhibit
Number	Exhibit Description
10.35(5)*	Agreement dated July 28, 2004 by and between Hoffmann-La Roche, Inc. and Anadys Pharmaceuticals, Inc.

10.36(5)*	Collaboration Agreement dated September 3, 2004 by and between Aphoenix, Inc. and Anadys Pharmaceuticals, Inc.

10.37(6)#	Consulting Agreement dated May 25, 2005 by and between Marios Fotiadis and Anadys Pharmaceuticals, Inc.

10.38(6)*	License and Co-Development Agreement dated June 1, 2005 by and between Novartis International Pharmaceutical Ltd. and Anadys Pharmaceuticals, Inc.

10.40(7)#	Terms of Employment dated January 26, 2005 by and between the Registrant and Jennifer K. Crittenden

10.41(8)#	Change in Control Agreement dated April 17, 2006 by and between the Registrant and Jennifer K. Crittenden

10.42(9)#	Form of Inducement Stock Option Agreement

10.43(9)#	Offer Letter between the Company and James T. Glover, CPA, dated September 11, 2006

10.44(10)#	Offer Letter between the Company and Lawrence C. Fritz, Ph.D., dated November 6, 2006

10.45#	Severance and Change in Control Agreement dated November 20, 2006 by and between the Registrant and Lawrence C. Fritz, Ph.D.

10.46#	Severance and Change in Control Agreement dated November 13, 2006 by and between the Registrant and James T. Glover, CPA.

21.1(3)	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Registrant’s President and Chief Executive Officer

31.2	Section 302 Certification by the Registrant’s Senior Vice President, Operations and Chief Financial Officer

32	Section 906 Certification by the Registrant’s Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 19, 2004

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2006

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Firm 10-Q filed on May 10, 2006

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2006

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 20, 2006

#	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 15th day of March, 2007.

ANADYS PHARMACEUTICALS, INC.

By:	/s/ LAWRENCE C. FRITZ, PH.D.

Lawrence C. Fritz, Ph.D.
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE C. FRITZ, PH.D. Lawrence C. Fritz, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ JAMES T. GLOVER.	Senior Vice President, Operations and Chief	March 15, 2007
James T. Glover.	Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D.	Chairman of the Board	March 15, 2007

/s/ MARK G. FOLETTA Mark G. Foletta	Director	March 15, 2007

/s/ MARIOS FOTIADIS Marios Fotiadis	Director	March 15, 2007

/s/ STEVEN H. HOLTZMAN Steven H. Holtzman	Director	March 15, 2007

/s/ STELIOS PAPADOPOULOS, PH.D. Stelios Papadopoulos, Ph.D.	Director	March 15, 2007

/s/ DOUGLAS E. WILLIAMS, PH.D. Douglas E. Williams, Ph.D.	Director	March 15, 2007

/s/ KLEANTHIS G. XANTHOPOULOS, PH.D. Kleanthis G. Xanthopoulos, Ph.D.	Director	March 15, 2007

ANADYS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Anadys Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anadys Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 2, 2007

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
Assets
Current assets:

Cash and cash equivalents	$62,387	$93,659
Securities available-for-sale	19,762	11,192
Accounts receivable	1,175	6,025
Prepaid expenses and other current assets	941	651

Total current assets	84,265	111,527

Property and equipment, net	3,749	3,809
Other assets, net	1,387	1,640

Total assets	$89,401	$116,976

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$794	$1,016
Accrued expenses	3,317	3,863
Current portion of long-term debt	—	854
Current portion of deferred rent	467	433
Deferred revenue	4,633	6,679

Total current liabilities	9,211	12,845

Long-term debt, net of current portion	—	682
Long-term portion of deferred rent	931	1,370
Long-term portion of deferred revenue	18,934	23,143

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2006 and December 31, 2005, respectively; no shares issued and outstanding at December 31, 2006 and December 31, 2005.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at December 31, 2006 and December 31, 2005; 28,596,198 and 28,374,136 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	29	28
Additional paid-in capital	274,798	267,499
Deferred compensation	—	(839)
Accumulated other comprehensive loss	(22)	(32)
Accumulated deficit	(214,480)	(187,720)

Total stockholders’ equity	60,325	78,936

Total liabilities and stockholders’ equity	$89,401	$116,976

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net loss per share)

	For the Years Ended December 31,
	2006	2005	2004
Revenues:

Collaborative agreements	$5,354	$4,408	$1,672
Grants	66	479	90

Total revenues	5,420	4,887	1,762

Operating Expenses:

Research and development	25,419	20,901	26,711
General and administrative	11,308	7,705	8,260

Total operating expenses	36,727	28,606	34,971

Loss from operations	(31,307)	(23,719)	(33,209)

Other income (expense):
Interest income	4,727	2,103	525
Interest expense	(69)	(189)	(228)
Other, net	(111)	(118)	(67)

Total other income (expense)	4,547	1,796	230

Net loss	(26,760)	(21,923)	(32,979)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(175)

Net loss applicable to common stockholders	$(26,760)	$(21,923)	$(33,154)

Net loss per share, basic and diluted	$(0.94)	$(0.89)	$(1.92)

Shares used in calculating net loss per share, basic and diluted	28,512	24,756	17,233

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Accumulated
							other
	Convertible				Additional		comprehensive		Total
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	equity
Balance at December 31, 2003	33,513,599	$80,779	1,905,708	$2	$24,011	$(2,206)	$(2)	$(132,643)	$(30,059)
Conversion of convertible preferred stock into common stock	(33,513,599)	(80,779)	6,519,467	6	80,773	—	—	—	—
Conversion of redeemable preferred stock into common stock	—	—	6,761,679	7	45,005	—	—	—	45,012
Issuance of common stock in initial public offering, net of underwriters cost and issuance costs	—	—	6,993,950	7	43,649	—	—	—	43,656
Issuance of common stock pursuant to the exercise of employee stock options	—	—	145,156	—	430	—	—	—	430
Issuance of common stock pursuant to the Company’s Employee Stock Purchase Plan	—	—	22,069	—	130	—	—	—	130
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	75	—	—	—	75
Compensation related to restricted stock	—	—	—	—	172	—	—	—	172
Repurchase and retirement of unvested restricted stock	—	—	(13,508)	—	(1)	—	—	—	(1)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	175	—	—	(175)	—
Deferred compensation related to the issuance of stock options to employees	—	—	—	—	5,968	(5,968)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4,915	—	—	4,915
Reversal of deferred compensation associated with cancelled stock options to employees	—	—	—	—	(397)	397	—	—	—
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	—	(32,979)	(32,979)

Comprehensive loss	—	—	—	—	—	—	—	—	(33,045)

Balance at December 31, 2004	—	—	22,334,521	22	199,990	(2,862)	(68)	(165,797)	31,285
Issuance of common stock from a follow-on public common stock offering, net of underwriters’ discount and offering expenses	—	—	5,750,000	5	66,432	—	—	—	66,437
Issuance of common stock pursuant to the exercise of stock options	—	—	222,593	1	702	—	—	—	703
Issuance of common stock pursuant to the Company’s Employee Stock Purchase Plan	—	—	67,022	—	354	—	—	—	354
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	333	—	—	—	333
Amortization of deferred compensation	—	—	—	—	—	1,711	—	—	1,711
Reversal of deferred compensation associated with cancelled stock options to employees	—	—	—	—	(312)	312	—	—	—
Comprehensive loss:								—
Unrealized gain on short-term investments	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—		(21,923)	(21,923)

Comprehensive loss	—	—	—	—	—	—		—	(21,887)

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands, except share data)

							Accumulated
							other
	Convertible				Additional		comprehensive		Total
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	equity
Balance at December 31, 2005	—	$—	28,374,136	$28	$267,499	$(839)	$(32)	$(187,720)	$78,936
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	143,335	1	562	—	—	—	563
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	—	78,727	—	391	—	—	—	391
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	326	—	—	—	326
SFAS 123R stock-based compensation expense including forfeitures	—	—	—	—	6,859	—	—	—	6,859
Reversal of deferred compensation upon the adoption of SFAS 123R	—	—	—	—	(839)	839	—	—	—
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	(26,760)	(26,760)

Comprehensive loss	—	—	—	—	—	—	—	—	(26,750)

Balance at December 31, 2006	—	$—	28,596,198	$29	$274,798	$—	$(22)	$(214,480)	$60,325

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2006	2005	2004
Operating Activities:
Net loss	$(26,760)	$(21,923)	$(32,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,509	1,468	1,465
Stock-based compensation	6,859	—	—
Amortization of deferred compensation	—	1,711	4,915
Compensation related to restricted stock	—	—	172
Compensation related to stock option issuances to non-employees	276	280	45
Interest expense related to warrants issued in connection with debt	23	49	48
Rent expense related to warrants issued in connection with lease	50	53	30
Loss from disposal of property and equipment and related deposits	73	89	28
Cash received from lease incentives	—	—	1,550
Changes in operating assets and liabilities:
Accounts receivable	4,850	(5,839)	339
Prepaid expenses and other current assets	(290)	487	30
Other assets, net	253	281	(999)
Accounts payable	(222)	(104)	355
Accrued expenses	(546)	256	1,943
Deferred rent	(405)	(31)	284
Deferred revenue	(6,255)	29,222	200

Net cash provided by (used in) operating activities	(20,585)	5,999	(22,574)
Investing Activities
Purchase of securities available-for-sale	(14,310)	(11,886)	(42,619)
Proceeds from sale and maturity of securities available-for-sale	5,750	28,416	17,398
Purchase of property and equipment	(1,522)	(1,338)	(880)
Proceeds from the sale of property and equipment	—	2	35
Acquisition of leasehold improvements from lease incentives	—	—	(1,550)

Net cash provided by (used in) investing activities	(10,082)	15,194	(27,616)
Financing Activities
Proceeds from exercise of stock options and employee stock purchase plan	954	1,057	560
Proceeds from the sale of common stock, net of issuance costs	—	66,437	43,656
Proceeds from issuance of long-term debt	—	393	1,198
Principal payments on long-term debt	(1,559)	(1,409)	(1,204)

Net cash provided by (used in) financing activities	(605)	66,478	44,210

Net increase (decrease) in cash and cash equivalents	(31,272)	87,671	(5,980)
Cash and cash equivalents at beginning of year	93,659	5,988	11,968

Cash and cash equivalents at end of year	$62,387	$93,659	$5,988

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$69	$189	$228

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reversal of deferred compensation upon the adoption of SFAS 123R	$839	$—	$—

Conversion of redeemed convertible preferred stock to common stock	$—	$—	$45,012

Conversion of convertible preferred stock to common stock	$—	$—	$80,779

Accretion of costs on redeemable convertible preferred stock	$—	$—	$175

Unrealized gain (loss) on securities available-for-sale	$10	$36	$(66)

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
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited. All significant intercompany accounts and transactions have been eliminated. In August 2003, the Company substantially dissolved its Anadys Pharmaceuticals Europe GmbH operations. As of December 31, 2006, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited did not have active operations.
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
     Securities Available-for-Sale
     Investments with an original maturity of more than three months have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.
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

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.
     The Company derives its revenues from a relatively small number of collaborators. For the year ended December 31, 2006, revenues from one collaborator accounted for 89% of total revenues; there were no related accounts receivable. For the year ended December 31, 2005, revenues from two collaborators accounted for 52% and 34%, respectively, of total revenues; there were no related accounts receivable as of December 31, 2005. For the year ended December 31, 2004, revenues from two collaborators accounted for 68% and 23%, respectively, of total revenues.
     Property and Equipment
     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.
     Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to the carrying value of the asset and records the impairment as a reduction in the carrying value of the related asset and charge to operating results. Although the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes expected undiscounted future operating cash flows will exceed the carrying value of the long-lived assets, and accordingly the Company has not recognized an impairment loss through December 31, 2006.
     Research and Development
     Research and development expenses consist primarily of costs associated with the discovery and preclinical and clinical development of the Company’s lead product candidates, ANA975, ANA773, ANA380, inhibitors of the HCV NS5b polymerase and other product candidates. In addition, research and development expenses include external costs such as fees paid to consultants, joint development collaboration costs and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies and materials, facility costs, amortization of purchased technology and depreciation.
     Under the Company’s License and Co-Development Agreement with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis) for the development of ANA975, Novartis will fund 80.5% of the global development costs and the Company will fund 19.5% of such development costs. Reimbursements of development costs for ANA975 from Novartis are recorded as an offset to research and development expense. Payments to Novartis for their portion of development costs for ANA975 will be recorded as a component of research and development expense.
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
     Deferred Rent
     Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense recorded and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheet. During 2004, the Company entered into a sub-lease agreement to lease the Company’s corporate headquarters and research and development facility located in San Diego, California. In accordance with the sub-lease agreement, the Company was allocated a $1.6 million tenant improvement allowance as an incentive to move into the facility. The Company recorded this incentive as an increase to both property and equipment and deferred rent and these amounts will be amortized on a straight-line basis over the life of the lease of 62 months. As of December 31, 2006, the Company has $0.8 million of unamortized deferred rent associated with the lease incentive.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Stock-Based Compensation
     Prior to January 1, 2006, the Company had elected to follow Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee and non-employee director stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense was recognized.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (SFAS No. 123R) using the modified prospective method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. In addition, the unrecognized compensation cost of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, shall be recognized in expense over the vesting periods after adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123.
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
     Prior to the Company’s adoption of SFAS No. 123R, the Company indicated the expense associated with the amortization of the Company’s deferred compensation on its Consolidated Statements of Operations. Upon the adoption of SFAS No. 123R and in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment, the Company began recording share-based compensation as components of either research and development expense or general and administrative expense. To ensure comparability of the current year and prior year financial statements, the Company reclassified the amortization of the Company’s deferred compensation for the years ended December 31, 2005 and 2004 to the appropriate operating expense line item on the Company’s Consolidated Statements of Operations.
     Net Loss Per Share
     The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (EPS) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The unaudited pro forma shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase, and include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of January 1, 2004 or the date of issuance, if later.

	For the years ended December 31,
	2006	2005	2004
	(in thousands)
Historical:
Numerator:
Net loss	$(26,760)	$(21,923)	$(32,979)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(175)

Net loss applicable to common stockholders	$(26,760)	$(21,923)	$(33,154)

Denominator:
Weighted-average common shares	28,512	24,756	17,287
Weighted-average unvested common shares subject to repurchase	—	—	(54)

Denominator for basic and diluted earnings per share	28,512	24,756	17,233

Basic and diluted net loss per share	$(0.94)	$(0.89)	$(1.92)

	For the years ended December 31,
	2006	2005	2004
	(in thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	5,047	3,089	2,365
Warrants	279	376	376

	5,326	3,465	2,741

     Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the Securities and Exchange Commission (SEC) and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has followed the following principles in recognizing revenue:
•	Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at the comparable level and (iii) the milestone is not refundable or creditable. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Upfront fees under collaborations, such as technology access fees, are recognized over the period the related services are provided. Non-refundable upfront fees not associated with the Company’s future performance are recognized when received.

•	Fees that the Company receives for research services are generally recognized as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Research services may include activities in which the Company deploys its internal capabilities such as its medicinal chemistry and screening capabilities to assist a collaborator in advancing their drug discovery effort.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.
2. Investments
     Securities available-for-sale consisted of the following as of December 31, 2006 and 2005, respectively (in thousands):

	December 31, 2006
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
U.S. Government agency securities	$8,944	$—	$(20)	$8,924
Corporate debt securities	10,840	—	(2)	10,838

	$19,784	$—	$(22)	$19,762

	December 31, 2005
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
U.S. Government agency securities	$8,470	$—	$(28)	$8,442
Corporate debt securities	2,754	—	(4)	2,750

	$11,224	$—	$(32)	$11,192

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity at December 31, 2006 are shown below (in thousands):

	December 31, 2006
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
Within one year	$9,950	$—	$(20)	$9,930
After one year through three years	9,834	—	(2)	9,832

	$19,784	$—	$(22)	$19,762

     As of December 31, 2005, all securities available-for-sale had a maturity date of less than one year.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Property and Equipment
     Property and equipment consist of the following (in thousands):

	For the years ended December 31,
	2006	2005
Furniture and fixtures	$68	$119
Equipment	7,012	8,057
Computers and software	2,141	1,922
Leasehold improvements	1,829	1,818

	11,051	11,916
Less accumulated depreciation and amortization	(7,301)	(8,107)

	$3,749	$3,809

     Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2006, 2005 and 2004 was $1.5 million, $1.5 million and $1.4 million, respectively.
4. Other Balance Sheet Captions

	As of December 31,
	2006	2005
	(in thousands)
Prepaid expenses and other current assets consisted of the following:
Prepaid expenses	$475	$320
Prepaid insurance	195	199
Interest receivable	271	132

	$941	$651

Other assets consisted of the following:
Lab compounds, net	$127	$380
Deposits	1,260	1,260

	$1,387	$1,640

Accrued expenses consisted of the following:
Accrued personnel costs	$509	$445
Accrued employee bonus	905	822
Accrued drug development	1,325	1,886
Accrued legal and patent costs	100	301
Accrued facility costs	106	105
Other accrued expenses	372	304

	$3,317	$3,863

5. Debt
     During February 2006, the outstanding principal balance due under the loan and security agreements with GATX Ventures and General Electric Capital Corporation were paid in full.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Commitments and Contingencies
     As of December 31, 2006, the Company leases its corporate headquarters and research and development facility under a non-cancelable lease, which expires on August 1, 2009. The lease requires the Company to pay a share of real estate taxes and building operating expenses if such expenses exceed a base level stipulated in the lease. Gross rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1.9 million, $1.4 million and $1.3 million, respectively.
     Future minimum lease payments under equipment and facility leases are as follows at December 31, 2006 (in thousands):

2007	$2,041
2008	2,139
2009	1,285

Total	$5,465

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
     Hoffman-La Roche, Inc.
     In August 2002, the Company entered into a collaboration agreement with Hoffman-La Roche Inc. (Roche) to deploy the Company’s discovery capabilities to advance lead compounds identified by Roche against an oncology target. The agreement required Roche to make research funding payments of $1.8 million over the one-year research term of the agreement, make certain milestone payments and to pay royalties on sales of any new drug resulting from the collaboration. The Company recorded revenue of $0.5 million during the year ended December 31, 2004, related to this collaboration.
     On July 28, 2004, the Company entered into a new drug discovery collaboration with Roche. Under the terms of the agreement, the Company received research and development funding from Roche and in exchange the Company agreed to use its drug discovery capabilities, including medicinal chemistry, structure-based drug design, cheminformatics and biology to advance lead compounds against an undisclosed Roche program. Under the terms of the agreement, the Company has received $2.6 million in research and development funding from Roche of which $0.1 million, $1.7 million and $0.8 million was recorded as revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The agreement includes potential milestone payments if certain research and commercial milestones are achieved and royalties on net sales of any new drug resulting from the collaboration that may be commercialized by Roche. During the first quarter of 2006, the Company completed its performance under this agreement.
     Aphoenix, Inc.
     On September 3, 2004, the Company entered into a drug discovery collaboration agreement with Aphoenix, Inc. to discover and advance lead compounds against Aphoenix targets for multiple therapeutic indications. Under the terms of the agreement, the Company may receive research funding of $1.3 million over a three-year term of the agreement. As of December 31, 2006, the Company has received $0.9 million in research funding from Aphoenix of which $0.4 million, $0.1 million and $0.03 million was recorded as revenue for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the Company received a $0.1 million milestone payment under the terms of the collaboration for conducting certain activities. The Company may receive additional payments in the form of milestone and royalty payments provided that certain success criteria are met under the collaboration.
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
     In July 2005, the Company received from Novartis an upfront license payment of $20.0 million, and in September received a $10.0 million milestone payment triggered by the acceptance of its Investigational New Drug (IND) application for ANA975 with the United States Food and Drug Administration. The Company could receive up to an additional $540.0 million for achievement of

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
specified development, regulatory and sales milestones. The Company has deferred the up-front payment of $20.0 million and the $10.0 million IND milestone payment and will amortize both amounts into revenue on a straight-line basis over the estimated development period for ANA975 which is concurrent with the period during which the Company has significant performance obligations under the collaboration. The $10.0 million IND milestone is being amortized over the estimated development period of ANA975 as the Company believed that its achievability was reasonably assured at the time of execution of the agreement.
     Under the collaboration agreement, Novartis will fund 80.5% of the global development costs of the lead product candidate, and the Company will fund 19.5% of the global development costs, subject to certain limitations. During the years ended December 31, 2006 and 2005, the Company recorded $3.7 million and $5.8 million as offsets to research and development expense, which represent an estimate of Novartis’ share (80.5%) of ANA975 expenses incurred by the Company from June 1, 2005 through December 31, 2006. At December 31, 2006 and 2005, $1.2 million and $5.8 million, respectively, due from Novartis was recorded as a component of accounts receivable.
     If a product is approved for sale, the Company is also eligible to receive royalties that will increase with increasing levels of sales of marketed products, subject to reduction to account for payments made by Novartis to third parties for any required licenses and for generic competition in certain circumstances. In addition, the Company has the option to co-promote the lead product in the United States for the HCV and HBV indications. If the Company exercises its co-promotion option, it will fund 35% of the U.S. commercialization costs for the lead product, subject to certain limitations, and receive 35% of profits from U.S. sales of the lead product instead of royalties on U.S net sales for the HCV and HBV indications. In either case, the Company will receive royalties on net sales of products outside the U.S.
     Under the terms of the Agreement the Company had granted Novartis a time-limited exclusive option to evaluate and potentially negotiate for its licensing rights in ANA380, a compound currently in Phase II clinical trials that the Company is jointly developing with LG Life Sciences. During 2006 this exclusivity time period expired and the Company may now negotiate with other parties for a potential license or collaboration around its rights to ANA380.
     LG Life Sciences, Ltd.
     In February 2004, the Company obtained an exclusive option from LG Life Sciences, Ltd. (LGLS) to enter into a joint development and license agreement for the development and potential commercialization of ANA380, a compound currently in Phase II clinical trials, for the treatment of chronic HBV infection. The Company paid LGLS $0.5 million for this option during February 2004. This payment is included as a component of research and development expense for the year ended December 31, 2004.
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
     The Company has recorded drug development costs, which are recorded as a component of research and development expense, associated with the Company’s share of joint development costs of ANA380 of $0.3 million, $0.4 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Valeant Pharmaceuticals International
   In December 2002, the Company entered into an agreement with Valeant and Ribapharm, Inc., which replaced and superseded prior agreements from 1999 and early 2000 relating to its exclusive license from these licensors of six compounds (including isatoribine). Under the agreement, the Company has an exclusive worldwide license to six antiviral compounds (including isatoribine), their prodrugs, metabolites, and the methods of using such compounds, prodrugs and metabolites. The Company also has the right to receive assignment of the issued patents covering the licensed matter at the time the patents are issued. Under the agreement, the Company is entitled to receive milestone payments, which may total up to $0.4 million for each product candidate if certain clinical milestones are achieved. In connection with this agreement the Company has made a minimum royalty commitment of $0.05 million during the year ended December 31, 2006. The Company will be required to pay $0.08 million for the years ended December 31, 2007 and $0.1 million for each of the nine years thereafter.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Grants
     In September 2004, the Company was awarded a Phase II Small Business Innovation Research grant from The National Institutes of Health (NIH). The funding period of the grant terminated on August 31, 2006. As of December 31, 2006, 2005 and 2004, the Company had recorded revenue of $0.07 million, $0.5 million and $0.1 million under the grant, respectively.
8. Stockholders’ Equity
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
     Warrants
     As of December 31, 2006, the Company had outstanding warrants to purchase 279,078 shares of common stock outstanding with exercise prices ranging from $6.87 to $28.22. These warrants expire at various times between July 12, 2007 through December 17, 2012.
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
     On September 5, 2006, the Company registered an additional 999,669 shares for issuance under the 2004 Plan in accordance with the provisions of the 2004 Plan. The total number of shares which remain available for grant under the 2004 Plan is 250,694 shares at December 31, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant, or in the case of certain non-qualified options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.
     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. On September 5, 2006, the Company registered an additional 50,000 shares for issuance under the NEDSOP Plan in accordance with the provisions of the NEDSOP Plan. The total number of shares which remain available for grant under the NEDSOP Plan is 221,333 shares at December 31, 2006. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.
     In connection with the hiring of Lawrence C. Fritz, Ph.D., the Company’s President and Chief Executive Officer, James L. Freddo, M.D., the Company’s Chief Medical Officer, and James T. Glover, the Company’s Senior Vice President of Operations and Chief Financial Officer, the Compensation Committee of the Company’s Board of Directors approved inducement grants of non-qualified stock options to purchase a total of 570,000 shares, 200,000 shares and 175,000 shares of Anadys’ Common Stock,

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. These option awards were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Although these options were granted outside the 2004 Plan, they are subject to substantially identical terms and conditions as those contained in the 2004 Plan.
     The following table summarizes information about stock options outstanding under the 2002 Plan, 2004 Plan, the NEDSOP Plan and inducement grants at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$2.80-$ 2.95	1,127,884	6.4	$2.94	903,024	$2.95
$2.96-$ 4.36	1,083,749	9.8	$3.80	3,896	$3.94
$4.37-$ 4.88	774,651	9.9	$4.75	125	$4.60
$4.89-$ 7.80	746,950	7.5	$6.16	499,257	$6.06
$7.81-$ 8.37	728,459	8.9	$8.17	333,996	$8.17
$8.38-$16.11	585,487	8.9	$12.75	109,084	$11.81

	5,047,180			1,849,382

     A summary of the Company’s stock option activity and related information as of December 31, 2006 is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Term	(in thousands)
Balance at December 31, 2003	1,157,447	$3.28
Granted	1,451,947	4.66
Exercised	(145,156)	2.95
Cancelled	(99,084)	3.20

Balance at December 31, 2004	2,365,154	4.12
Granted	1,178,351	9.13
Exercised	(222,593)	3.16
Cancelled	(231,641)	4.65

Balance at December 31, 2005	3,089,271	6.06
Granted	2,220,900	5.37
Exercised	(140,225)	4.01
Cancelled	(122,766)	8.14

Balance at December 31, 2006	5,047,180	$5.77	8.49	$3,579

Exercisable at December 31, 2006	1,849,382	$5.26	7.16	$1,783

     The total intrinsic value of options exercised during the year ended December 31, 2006 was $1.0 million, determined as of the date of exercise.
     The Company granted stock options to non-employees as follows: 15,000 shares, 47,500 shares and 71,480 shares for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense related to non-employee stock option grants was $0.3 million, $0.3 million and $0.05 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Adoption of SFAS No. 123R, Share-Based Payment
     SAB No. 107, Share-Based Payments, requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Historically, the Company has reported stock-based compensation expense as a separate line in the operating expenses section of the Statement of Operations. Under SFAS No. 123R, the Company has reported the following amounts of stock-based compensation expense in the Statements of Operations for the year ended December 31, 2006 (in thousands, except per share data):

Year ended
December 31, 2006
Research and development expense	$2,889
General and administrative expense	4,241

Total share-based compensation expense	$7,130

Net share-based compensation expense, per common share basic and diluted	$0.25

     On June 12, 2006, Dr. Xanthopoulos provided notice of his resignation as President and Chief Executive Officer of the Company which became effective upon the appointment of Lawrence C. Fritz, Ph.D. as our new President and Chief Executive Office on November 20, 2006. The Company has agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options upon completion of the transition and his resignation as President and Chief Executive Officer. The Company calculated the additional share-based expense associated with the modification and acceleration of his unvested stock options upon his termination with the Company in accordance with SFAS 123R. For the year ended December 31, 2006, the Company included $3.0 million of share-based expense as a component of general and administrative expense related to stock options granted to Dr. Xanthopoulos. The incremental cost associated with the modification and acceleration of Dr. Xanthopoulos’ unvested stock options was not material.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2006, there was an additional $10.3 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.18 years.
     The fair value of options granted to employees and directors was estimated at the date of grant using a Black-Scholes option-valuation model with the weighted-average assumptions stated below for the years ended December 31, 2006, 2005 and 2004.

	For the years ended December 31,
	2006	2005	2004
Risk-free interest rate	4.66%	4.27%	3.25%
Dividend yield	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	67%	67%	70%
Weighted-average expected life of option (years)	6	6	5
     The estimated weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $3.43, $5.77 and $7.02, respectively.
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
     Expected Life of the Option Term—This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options with further consideration given to the class of employees to whom the options were granted.
     Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006
     As permitted by SFAS No. 123, the Company had elected to follow APB No. 25, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee and non-employee director stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense was recognized. In conjunction with the Company’s IPO, the Company reviewed its historical exercise prices through March 25, 2004 and, as a result, revised the estimate of fair value for all stock options granted on or after July 1, 2002. With respect to these options granted, the Company had recorded deferred stock compensation for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation related to employee stock options issued between July 1, 2002 and March 25, 2004 was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years. Upon the adoption of and in accordance with SFAS No. 123R, on January 1, 2006, the Company reclassified the remaining $0.8 million of unamortized deferred compensation balance calculated in accordance with APB No. 25 into additional paid-in capital. For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the vesting period of the related options.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s pro forma information, prior to adopting SFAS No. 123R, for employee and director stock options and stock purchase plan follows (in thousands):

	For the years ended December 31,
	2005	2004
Net loss applicable to common shareholders, as reported	$(21,923)	$(33,154)
Add: Stock-based employee compensation included in reported net loss	1,711	4,903
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(4,205)	(3,620)

Adjusted pro forma net loss	$(24,417)	$(31,871)

Adjusted pro forma basic and diluted net loss per share	$(0.99)	$(1.85)

     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. This purchase discount is significant enough to be considered compensatory under SFAS No. 123R. As a result, the Company recorded $0.1 million in stock-based compensation for the years ended December 31, 2006 related to the Purchase Plan.
     For the years ended December 31, 2006, 2005 and 2004, 78,727 shares, 67,022 shares and 22,069 shares of common stock were issued under the Purchase Plan, respectively. As of December 31, 2006, 416,182 shares of common stock are available for issuance under the Purchase Plan. The weighted-average fair value of employee stock Purchase Plan purchases was $4.97, $5.28 and $5.91 per share for 2006, 2005 and 2004, respectively.
     Shares Reserved for Issuance
     Shares of common stock reserved for future issuance at December 31, 2006 are as follows:

December 31, 2006
Warrants	279,078
Stock options under the Company’s Plans:
Granted and outstanding	5,047,180
Reserved for future grant	472,027

5,798,285

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Income Taxes
     Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $78.6 million and $68.5 million has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No. 109, Accounting for Income Taxes, at December 31, 2006 and 2005, respectively.

	For the years ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$40,853	$35,163
Research and development credits	7,256	6,614
Depreciation and amortization	1,497	1,559
Non-qualified stock options	2,793	1,368
Capitalized research and development expense	16,227	19,322
Accruals	376	435
Deferred Revenue	9,603	4,016
Other	11	3

Total deferred tax assets	78,616	68,480
Valuation allowance for deferred tax assets	(78,616)	(68,480)

Net deferred taxes	$—	$—

     At December 31, 2006, the Company had federal and state tax net operating loss carryforwards of approximately $107.1 million and $61.0 million, respectively. The federal and state loss carryforwards will begin expiring in 2007 and 2012, respectively, unless previously utilized. The difference between the federal and state loss carryforwards is primarily attributable to the capitalization of research and development expenses for state income tax purposes and the prior years’ 50% and 60% limitation of state loss carryforwards. Included in the net operating loss is approximately $0.5 million of tax deductions related to stock compensation, the benefit of which will be recorded as additional paid-in capital, when and if realized.
     The Company also has federal and state research and development tax credit carryforwards of approximately $5.4 million and $2.9 million, respectively. The federal and state research and development credits will begin expiring in 2007 unless previously utilized.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50%, which occur within a three-year period.
10. Savings Plan
     The Company has a retirement savings plan for all employees, subject to certain age requirements, pursuant to Section 401(k) of the Internal Revenue Code. Beginning January 1, 2006, the Company matches 25% of employee contributions up to 6% of eligible compensation. Employer contributions were $0.1 million for the year ended December 31, 2006.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Unaudited Quarterly Results of Operations
     The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.

	First	Second	Third	Fourth
Fiscal year 2006	Quarter	Quarter	Quarter	Quarter
	(in thousands, expect net loss per share)
Revenues	$1,542	$1,582	$1,145	$1,151
Net loss	(5,805)	(7,078)	(6,259)	(7,618)
Basic and diluted net loss per share	(0.20)	(0.25)	(0.22)	(0.27)

	First	Second	Third	Fourth
Fiscal year 2005	Quarter	Quarter	Quarter	Quarter
	(in thousands, expect net loss per share)
Revenues	$563	$581	$1,737	$2,006
Net loss attributable to common shareholders	(8,383)	(7,058)	(3,414)	(3,068)
Basic and diluted net loss per share	(0.38)	(0.31)	(0.13)	(0.11)