Form 10-Q
period 2007-03-31
ANADYS PHARMACEUTICALS INC
filed 2007-05-04
CIK 1128495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of the close of business on May 1, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	28,625,834

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$51,870	$62,387
Securities available-for-sale	23,970	19,762
Accounts receivable	827	1,175
Prepaid expenses and other current assets	967	941

Total current assets	77,634	84,265

Property and equipment, net	3,463	3,749
Other assets, net	1,365	1,387

Total assets	$82,462	$89,401

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,451	$4,111
Current portion of deferred rent	491	467
Deferred revenue	4,958	4,633

Total current liabilities	8,900	9,211

Long-term portion of deferred rent	806	931
Long-term portion of deferred revenue	17,883	18,934

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2007 and December 31, 2006; 28,625,834 and 28,596,198 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	275,986	274,798
Accumulated other comprehensive gain (loss)	21	(22)
Accumulated deficit	(221,163)	(214,480)

Total stockholders’ equity	54,873	60,325

Total liabilities and stockholders’ equity	$82,462	$89,401

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2006, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:

Collaborative agreements	$1,102	$1,518
Grants	—	24

Total revenues	1,102	1,542

Operating Expenses:

Research and development	6,698	6,319
General and administrative	2,119	2,097

Total operating expenses	8,817	8,416

Loss from operations	(7,715)	(6,874)

Interest income and other, net	1,032	1,133
Interest expense	—	(64)

Net interest income and other	1,032	1,069

Net loss	$(6,683)	$(5,805)

Net loss per share, basic and diluted	$(0.23)	$(0.20)

Shares used in calculating net loss per share, basic and diluted	28,620	28,404

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net loss	$(6,683)	$(5,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	363
Share-based compensation expense	1,089	1,398
Rent expense related to warrants issued in connection with lease	12	12
Interest expense related to warrants issued in connection with debt	—	23
Changes in operating assets and liabilities:
Accounts receivable	348	2,963
Prepaid expenses and other current assets	(26)	(67)
Other assets, net	22	65
Accounts payable and accrued expenses	(660)	(547)
Deferred revenue	(726)	(1,518)
Deferred rent	(101)	(101)

Net cash used in operating activities	(6,354)	(3,214)

Investing Activities:
Purchases of securities available-for-sale	(4,165)	(1,477)
Proceeds from sale and maturity of securities available-for-sale	—	2,750
Purchases of property and equipment	(85)	(578)

Net cash (used in) provided by investing activities	(4,250)	695

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	87	264
Principal payments on long-term debt	—	(1,559)

Net cash provided by (used in) financing activities	87	(1,295)

Net decrease in cash and cash equivalents	(10,517)	(3,814)
Cash and cash equivalents at beginning of period	62,387	93,659

Cash and cash equivalents at end of period	$51,870	$89,845

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain on securities available-for-sale	$43	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2007. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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

	For the three months ended March 31,
	2007	2006
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	4,851	3,136
Warrants	279	370

	5,130	3,506

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2007	2006
	(in thousands)
Net loss	$(6,683)	$(5,805)
Unrealized gain on securities available-for-sale	43	—

Comprehensive loss	$(6,640)	$(5,805)

5. Share-Based Payment
     The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment, using the modified prospective method on January 1, 2006. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.

     A summary of the Company’s stock options and related information as of March 31, 2007 is as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Exercise	Term in	Intrinsic Value
	Outstanding	Price	Years	(in thousands)
Balance at March 31, 2007	4,850,741	$5.59	8.26	$1,562

Exercisable at March 31, 2007	1,950,895	$5.43	7.01	$923

     The Company has reported the following amounts of share-based compensation expense in the Statements of Operations for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Research and development expense	$644	$806
General and administrative expense	445	592

Total share-based compensation expense	$1,089	$1,398

Net share-based compensation expense, per common share basic and diluted	$0.04	$0.05

     As of March 31, 2007, there was an additional $9.5 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.03 years.
     The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Stock Options:
Dividend yield	0.0%	0.0%
Expected volatility	70.0%	65.0%
Risk-free interest rate	4.68%	4.72%
Expected life of the option term (in years)	6.06	6.25
     Stock-based compensation expense recognized in accordance with SFAS 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
6. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. We adopted the provisions of FIN 48 effective January 1, 2007.
     At January 1, 2007, the Company had net deferred tax assets of $78.6 million. The deferred tax assets include $40.9 million related to federal and state tax net operating loss (NOL) carryforwards and $7.3 million related to federal and state research and development (R&D) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize its deferred tax assets, a full valuation has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain shareholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has initiated an analysis of Section 382 through December 31, 2006 and based on this analysis the Company believes that multiple changes of ownership have occurred and therefore that its NOL and R&D credit carryforwards will be subject to annual limitations in future periods. Until the analysis is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Management believes that the amount subject to limitation could be significant. Any amounts that are determined will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.
     The tax years 1992-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our unaudited financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited financial statements and notes as of and for the year ended December 31, 2006 included with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 15, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of small-molecule medicines for the treatment of hepatitis and cancer. Our current product candidate portfolio consists of ANA975, an oral prodrug of isatoribine, a Toll-like receptor-7 (TLR-7) agonist, for the treatment of hepatitis C virus (HCV) and hepatitis B virus (HBV), which we are co-developing with Novartis International Pharmaceutical Ltd., a Novartis AG company (Novartis) and the IND for which is currently on full clinical hold; ANA380, a nucleotide inhibitor of the HBV polymerase to which we licensed rights in 2004 from LG Life Sciences (LGLS) pursuant to a joint development and license agreement; ANA773, an oral TLR-7 prodrug agonist for the treatment of certain cancers; and AN 025-1, a series of non-nucleoside NS5B polymerase inhibitors, for the treatment of chronic HCV infection. We are continuing to evaluate ANA975 in animal toxicology studies and if we and Novartis conclude that the data support further clinical testing, we plan to discuss with the FDA whether the clinical hold can be lifted and clinical trials resumed. We plan to file an Investigational New Drug (IND) application for ANA773 in the second half of 2007 and we anticipate nominating a compound for clinical development from a sub-series (known as ANA59X) of the AN025-1 program in 2007. Regarding ANA380, we have been in discussions with LGLS around a global development plan for the compound and the potential initiation of a Phase IIb dose selection study; however, to date, the parties have not been able to come to agreement on a global development plan that would support the interests of both parties’ respective geographic territories. As a result, it now appears unlikely that a Phase IIb clinical trial of ANA380 in HBV will start in 2007. In light of these developments, we are currently re-evaluating the role of ANA380 in our product portfolio and are evaluating our options with respect to this program.
     We have incurred significant operating losses since our inception and, as of March 31, 2007, our accumulated deficit was $221.2 million. We expect to incur substantial and increasing losses for at least the next several years as we:
•	fund our portion of the global development of ANA975 for the treatment of HCV and HBV;

•	continue the development of ANA773 for the treatment of certain cancers;

•	continue the development of ANA59X for the treatment of HCV;

•	if we come to agreement with LGLS on a global development plan, fund our portion of the global development costs of ANA380 for the treatment of HBV;

•	continue the development of our other product candidates;

•	advance our preclinical candidates into clinical development;

•	develop and scale-up manufacturing of product candidates for clinical trials and potential commercialization;

•	further our research and development programs;

•	establish a commercial infrastructure;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
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
     Share-Based Compensation. We account for share-based compensation in accordance with SFAS No. 123(R). Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Results of Operations
Three Months Ended March 31, 2007 and 2006
     Revenue. We recorded revenue of $1.1 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006. Revenue for the three months ended March 31, 2007 and 2006 were primarily attributable to revenue derived from our collaboration with Novartis. During the quarters ended March 31, 2007 and 2006, we recorded revenue associated with the amortization of our $20.0 million up-front payment and $10.0 million IND milestone payment from Novartis. The up-front payment and the IND milestone payment are both being amortized over the estimated development period for ANA975. The expected duration of this estimated development period is reviewed on a periodic basis. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $6.7 million for the three months ended March 31, 2007 compared to $6.3 million for the three months ended March 31, 2006. The $0.4 million increase in research and development expenses was primarily related to an increase in our personnel related expenses and an increase in our external development expenses which was offset by a decrease in our non-cash share-based compensation expense. Personnel related expenses increased $0.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This expense was driven by an overall increase in personnel related costs including salaries and benefits and lab supplies. External development expenses increased by $0.3 million primarily related to our ANA59X program from the three months ended March 31, 2006 to the three months ended March 31, 2007. Our non-cash share-based compensation expense decreased by $0.2 million from $0.8 million for the three months ended March 31, 2006 to $0.6 million for the three months ended March 31, 2007.
     Our research and development expenses noted above were offset by the recording of $0.3 million as a reduction to research and development expense in the three months ended March 31, 2007, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from January 1, 2007 through March 31, 2007. During the three months ended March 31, 2006, we recorded a $0.8 million offset to research and development expense which represented an estimate of Novartis’ net share of ANA975 expenses incurred from January 1, 2006 through March 31, 2006.
     The following summarizes our research and development expenses for the three months ended March 31, 2007 and 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended March 31,
	2007	2006
	(In thousands)
ANA975	$420	$1,397
ANA773	675	831
ANA380	489	148
Discovery stage programs	2,603	2,052
Infrastructure and support personnel	2,142	1,930
Non-cash employee and non-employee share-based compensation	644	806
Reimbursement of ANA975 costs by Novartis	(275)	(845)

Total research and development expense	$6,698	$6,319

     General and Administrative Expenses. General and administrative expenses were $2.1 million for both the three months ended March 31, 2007 and 2006. Included as a component of general and administrative expense was $0.4 million and $0.6 million of non-cash share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. This decrease in non-cash share-based compensation expense from the three months ended March 31, 2006 to the three months ended March 31, 2007 was offset by an increase in personnel related expenses over the same period.
     Interest Income and Other, net. Interest income was $1.0 million for the three months ended March 31, 2007 compared to $1.1 million for the three months ended March 31, 2006. The $0.1 million decrease in our interest income from the three months ended March 31, 2006 to the three months ended March 31, 2007 was the result of a lower average cash, cash equivalents and securities available-for-sale balance during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 which was offset by an increase in interest rates over the same period.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $6.3 million from December 31, 2006 to March 31, 2007 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the three months ended March 31, 2007. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $1.0 million from Novartis during the three months ended March 31, 2007 which represented Novartis’ share of ANA975 development costs for the period from July 1, 2006 to September 30, 2006.

     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(6,354)	$(3,214)

Investing Activities:
Purchases of securities available-for-sale	$(4,165)	$(1,477)
Proceeds from sale and maturity of securities available-for-sale	—	2,750
Purchases of property and equipment	(85)	(578)

Net cash (used in) provided by investing activities	$(4,250)	$695

     Cash flows used in operating activities increased by $3.1 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. The increase was primarily driven by the receipt of $3.8 million from Novartis during the three months ended March 31, 2006 compared to $1.0 million during the three months ended March 31, 2007.
     Cash flows used in investing activities increased by $4.9 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. The overall increase in the cash flows used in investing activities from the three months ended March 31, 2006 to the three months ended March 31, 2007 is primarily related to the Company shifting its investment portfolio from investments with maturities less than three months to investments with maturities more than three months in an effort to maintain higher yield investments in our investment portfolio.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	$87	$264
Principal payments on long-term debt	—	(1,559)

Net cash provided by (used in) financing activities	$87	$(1,295)

     Cash flows used in financing activities decreased by $1.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. The decrease was primarily a result of the Company paying off the outstanding principal balances on our equipment financing lines of credit during the three months ended March 31, 2006.
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
     In connection with our collaboration with LGLS for the development of ANA380, we may make milestone payments totalling up to $25.5 million, subject to the attainment of product development and commercialization objectives. Under the terms of our agreement with LGLS, we will pay royalties to LGLS on any product sales in our sales territory and will receive royalties from LGLS on any product sales in China.
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
     We also enter into agreements with clinical sites and contract research organizations that conduct our clinical trials. We generally make payments to these entities based upon the number of subjects enrolled and the length of their participation in the trials. To date, the majority of our clinical costs have been to clinical sites and contract research organizations for subjects who have participated in our clinical trials as well as the manufacturing of compounds used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up. Our portion of the costs will also be influenced by the pace and timing of the development activities conducted under our joint development agreements with our collaborators, including Novartis and LGLS. At this time, because of the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the total costs we will incur in the continued development of our clinical candidates for potential commercialization. Because of these same factors, we are unable to determine the completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. As we continue our discovery, pre-clinical and clinical programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which currently un-partnered product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result of the above factors, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.
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
     We believe that our existing cash, cash equivalents, and securities available-for-sale and revenues we may generate from our current collaborations will be sufficient to meet our projected operating requirements for at least the next twelve months. We expect to incur substantial expenses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We continue to review our programs and resource requirements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and cash receipts from collaboration agreements. In addition, we likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     As of March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Item 4. Controls and Procedures
     Our President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
Risks Related to Our Business
     *In June 2006 we suspended our 28-day clinical trial of ANA975 in HCV infected patients, and we do not currently know when or if we will be able to resume dosing. If dosing is substantially delayed or if clinical development of ANA975 is terminated, our stock price could decline significantly.
     In June 2006, we suspended dosing in our 28-day clinical trial of ANA975 in HCV infected patients due to then newly obtained information from pre-clinical 13-week animal toxicology studies. Subsequently, the FDA put our ANA975 IND on full clinical hold. In November 2006 we initiated a new 13 week pre-clinical toxicology study in animals, however, we cannot currently predict when or if we will be able to resume dosing ANA975 in humans. There is no guarantee that ANA975 clinical trials will be resumed at all. Based on the totality of our toxicological observations to date, we know that substantial work will be necessary in order to optimize the therapeutic index of the compound and create an acceptable safety margin for use of ANA975 in HCV. There is no guarantee that we will be able to identify a dose that we expect to provide therapeutic benefit without causing unacceptable adverse events, in which case we would likely terminate the ANA975 development program. A delay in resuming dosing or the termination of the clinical development of ANA975 could cause our stock price to decline significantly.
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
     *The success of ANA975 depends heavily on our collaboration with Novartis. If Novartis is unwilling to further develop or commercialize ANA975, or experiences significant delays in doing so, our business may be materially harmed.
     As a result of the joint development aspect of our collaboration agreement with Novartis, the future success of our TLR-7 HCV and HBV programs and the continued funding from Novartis will depend in large part on our ability to maintain our relationship with Novartis with respect to ANA975 or any other product candidate licensed under the collaboration agreement. We do not have a significant history of working together with Novartis and cannot predict the success of the collaboration. We cannot guarantee that

Novartis will not reduce or curtail its efforts to develop ANA975 with us because of changes in its research and development budget, its internal development priorities, its perceptions of the viability of the ANA975 program, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis recently in-licensed rights to Albuferon from Human Genome Sciences and there is no guarantee that Novartis will not re-prioritize its HCV development efforts in favor of Albuferon at the expense of ANA975. Furthermore, prior to resuming clinical trials with ANA975, we will need to gain agreement with Novartis on the impact that the toxicological observations will have on the future development of ANA975 and will need to agree to any necessary modifications to the pre-clinical and clinical development plan for ANA975. There is no guarantee that we will reach agreement with Novartis on the future development of ANA975. If we are not able to maintain a positive relationship with Novartis with respect to ANA975, we may not be able to effectively develop or commercialize products based on ANA975, in which case our TLR-7 based development and commercialization efforts could be significantly impaired. If we materially breach this collaboration agreement and are unable within an agreed time period to cure such breach, the collaboration agreement may be terminated by Novartis and we may be required to grant Novartis an exclusive license to develop, manufacture and/or sell such products. Any loss of Novartis as a collaborator in the development or commercialization of ANA975, dispute over terms of, or decisions regarding the collaboration or other adverse developments in our relationship with Novartis would materially harm our business and might accelerate our need for additional capital.
     *We may not realize the anticipated benefits of the development and potential commercialization of ANA380 for HBV.
     In April 2004, we entered into an agreement with LGLS for the joint development and potential commercialization of ANA380. Under the terms of the agreement, we and LGLS were to jointly conduct and equally fund the global clinical development of ANA380 for HBV and LGLS granted to us an exclusive license to commercialize ANA380 as a therapy for chronic HBV in North America, Europe, Japan and all other countries in the world other than China, Korea, India and countries in Southeast Asia. As a result of the joint development aspect of our agreement with LGLS, the future success of our HBV programs will depend in part on our ability to maintain our relationship with LGLS with respect to ANA380. We cannot guarantee that LGLS will not reduce or curtail its efforts to develop ANA380 with us because of changes in its research and development budget, its development priorities or other factors affecting its business or operations. Additionally, if we are not able to maintain a positive relationship with LGLS with respect to ANA380, we may not be able to effectively develop or commercialize products based on ANA380, in which case our HBV development and potential commercialization efforts could be significantly impaired and our ability to generate anticipated product revenues may suffer. Further, given the increased number of currently available treatments for HBV as well as those in development, we are continuing to evaluate the overall projected costs of the ANA380 program and the potential market opportunity for ANA380 if it is ultimately commercialized as a treatment for HBV.
     Also, we have been in discussions with LGLS around a global development plan for the compound and the potential initiation of a Phase IIb dose selection study; however, to date, the parties have not been able to come to agreement on a global development plan that would support the interests of both parties’ respective geographic territories. As a result, it now appears unlikely that a Phase IIb clinical trial of ANA380 in HBV will start in 2007. In light of these developments, we are currently re-evaluating the role of ANA380 in our product portfolio and are evaluating our options with respect to this program. We cannot assure you that we will continue with, or recognize any value from, the ANA380 program or that we will realize any benefits from the development of ANA380 to date. If we are unable to do so, then our business could be materially and adversely affected and our stock price could decline significantly.
     *We are continuing to evaluate the animal toxicology profile of ANA975. To the extent that the ANA975 toxicology observations are mechanism related and if we are unable to identify levels of immune stimulation that provide sufficient therapeutic benefit with an acceptable safety profile, our ANA773 program for cancer and our other earlier stage TLR7 programs could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR-7 agonist. We are currently evaluating all available toxicology information for ANA975 to determine the potential impact, if any, on our other TLR-7 programs, including ANA773 and our earlier stage TLR-7 programs. To the extent that the ANA975 toxicology observations are mechanism related, rather than compound specific, we will need to determine whether the level of immune stimulation induced by TLR-7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. If we are unable to modulate the immunomodulatory effect with a dose that provides therapeutic benefit without causing unacceptable adverse events, then the future development of our other TLR-7 programs may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.
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
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Our March 31, 2007 cash, cash equivalents and marketable securities balance was $75.8 million. We believe that this balance and the development expense funding by Novartis for ANA975 will be sufficient to satisfy our anticipated cash needs for at least the next fiscal year. However, we may need or choose to seek additional funding within this period of time. In addition, we will need to raise additional capital at least within the next few years to, among other things:
•	fund our research and development programs;

•	fund our share of the further clinical development and regulatory review and approval of ANA975 and, if we reach agreement with LGLS on a global development plan, ANA380;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements with our collaborators;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA380, ANA975 and additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.
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
     We have incurred net operating losses since our incorporation in 1992, and through March 31, 2007 we have an accumulated deficit of $221.2 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund our share of the development costs of our product candidates, further our research and development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
     Although a U.S. IND covering ANA380 has been filed with the FDA, to date no clinical trials of ANA380 have been conducted in the United States. If we proceed with the development of ANA380 in the U.S., the FDA’s requirements will need to be taken into account.
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
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV, HBV, certain cancers and in other fields in which we are developing products. Potential competitors may develop treatments for HCV, HBV, certain cancers or for other disease areas in which we are developing products, or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA975, ANA380, ANA773, or with ANA59X. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
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
     Similarly, both ANA975 and ANA380 are also subject to competition in the treatment of HBV from other products already approved and on the market. Current small-molecule treatments for HBV include lamivudine (Zeffix/ Epivir HBV) from GlaxoSmithKline, adefovir (Hepsera) from Gilead and entecavir (Baraclude) from Bristol-Myers Squibb. Telbivudine, a small molecule treatment for HBV being developed by Idenix Pharmaceuticals and Novartis, has recently been approved by the US FDA, the EMEA and the Chinese health authority. In addition, interferon-alpha therapy (Intron-A) from Schering-Plough and Pegasys (pegylated interferon-alpha-2a) from Roche have been endorsed by various regulators for the treatment of HBV. Tenofovir (Viread), an approved HIV compound from Gilead, is in Phase III trials for HBV. Finally, several other compounds are being studied in Phase III clinical trials. We also face competition from a number of companies working in the field of cancer and in other disease areas in which we are developing products. Many other competitors are developing products for the treatment of our target diseases. If successful, we will compete with these products and others in varying stages of the drug development process.
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
     *Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our results of operations.
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
     We currently have product liability insurance that covers our clinical trials and plan to increase and expand this coverage as we commence larger scale trials. We also intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
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

Date: May 3, 2007	ANADYS PHARMACEUTICALS, INC.

	By:	/s/ Lawrence C. Fritz, Ph.D.

Lawrence C. Fritz, Ph.D.
President and Chief Executive Officer

	By:	/s/ James T. Glover

James T. Glover
Senior Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

4.2(3)	Amended and Restated Registration Rights Agreement dated as of June 20, 2002 by and among the Registrant and Stockholders named therein

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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