Form 10-Q
period 2007-06-30
ANADYS PHARMACEUTICALS INC
filed 2007-08-08
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares of common stock outstanding as of the close of business on August 1, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	28,651,106

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$45,894	$62,387
Securities available-for-sale	22,944	19,762
Accounts receivable	608	1,175
Prepaid expenses and other current assets	1,414	941

Total current assets	70,860	84,265

Property and equipment, net	3,289	3,749
Other assets, net	1,462	1,387

Total assets	$75,611	$89,401

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,964	$4,111
Current portion of deferred rent	515	467
Deferred revenue	4,708	4,633

Total current liabilities	9,187	9,211

Long-term portion of deferred rent	667	931
Long-term portion of deferred revenue	16,831	18,934

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2007 and December 31, 2006; 28,651,106 and 28,596,198 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	277,103	274,798
Accumulated other comprehensive loss	(47)	(22)
Accumulated deficit	(228,159)	(214,480)

Total stockholders’ equity	48,926	60,325

Total liabilities and stockholders’ equity	$75,611	$89,401

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2006, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:

Collaborative agreements	$1,302	$1,570	$2,404	$3,089
Grants	—	12	—	35

Total revenues	1,302	1,582	2,404	3,124

Expenses:

Research and development	6,975	7,163	13,673	13,482
General and administrative	2,282	2,642	4,401	4,738

Total operating expenses	9,257	9,805	18,074	18,220

Interest income and other	959	1,150	1,991	2,282
Interest expense	—	(5)	—	(69)

Net interest income and other	959	1,145	1,991	2,213

Net loss	$(6,996)	$(7,078)	$(13,679)	$(12,883)

Net loss per share, basic and diluted	$(0.24)	$(0.25)	$(0.48)	$(0.45)

Shares used in calculating net loss per share, basic and diluted	28,638	28,499	28,629	28,452

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net loss	$(13,679)	$(12,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744	766
Share-based compensation expense	2,108	2,938
Rent expense related to warrants issued in connection with lease	24	26
Interest expense related to warrants issued in connection with debt	—	23
Loss on disposal of property and equipment	3	50
Changes in operating assets and liabilities:
Accounts receivable	567	4,435
Prepaid expenses and other current assets	(473)	(497)
Other assets, net	(75)	130
Accounts payable and accrued expenses	(147)	766
Deferred revenue	(2,028)	(4,089)
Deferred rent	(216)	(202)

Net cash used in operating activities	(13,172)	(8,537)

Investing Activities:
Purchases of securities available-for-sale	(5,707)	(9,973)
Proceeds from sale and maturity of securities available-for-sale	2,500	2,750
Purchases of property and equipment	(287)	(1,262)

Net cash used in investing activities	(3,494)	(8,485)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	173	820
Principal payments on long-term debt	—	(1,559)

Net cash provided by (used in) financing activities	173	(739)

Net decrease in cash and cash equivalents	(16,493)	(17,761)
Cash and cash equivalents at beginning of period	62,387	93,659

Cash and cash equivalents at end of period	$45,894	$75,898

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized loss on securities available-for-sale	$(25)	$(75)

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
     The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Actual results may differ from these estimates under different assumptions or conditions.
2. Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured. In addition, the Company has applied the following principles in recognizing revenue:
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

	For the six months ended June 30,
	2007	2006
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	4,949	3,183
Warrants	279	279

	5,228	3,462

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss	$(6,996)	$(7,078)	$(13,679)	$(12,883)
Unrealized (loss) gain on securities available-for-sale	(68)	(75)	(25)	(75)

Comprehensive loss	$(7,064)	$(7,153)	$(13,704)	$(12,958)

5. Share-Based Payment
     The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment, using the modified prospective method on January 1, 2006. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18.

     A summary of the Company’s stock options and related information as of June 30, 2007 is as follows:

			Weighted-
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Options	Average	Term in	Intrinsic Value
	Outstanding	Exercise Price	Years	(in thousands)
Balance at June 30, 2007	4,949,228	$5.50	7.92	$1,137

Exercisable at June 30, 2007	2,102,852	$5.64	6.58	$718

     The Company has reported the following amounts of share-based compensation expense in the Statements of Operations for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development expense	$575	$799	$1,219	$1,605
General and administrative expense	444	742	889	1,333

Total share-based compensation expense	$1,019	$1,541	$2,108	$2,938

Net share-based compensation expense, per common share basic and diluted	$0.04	$0.05	$0.07	$0.10

     As of June 30, 2007, there was an additional $8.1 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.91 years.
     The following assumptions were used to estimate the fair value of options granted for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.0%	65.0%	70.0%	65.0%
Risk-free interest rate	4.71%	4.98%	4.70%	4.84%
Expected life of the option term (in years)	6.06	6.25	6.06	6.25
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
     The tax years since 1992 remain open to examination by the major taxing jurisdictions to which the Company is subject, as tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward.
7. Subsequent Events
     On July 26, 2007, the Company announced that it and Novartis have decided to discontinue the development of ANA975, a Phase 1b compound for the treatment of hepatitis C virus (HCV) infection. The parties have determined that the results received to date from the ongoing 13-week toxicology study together with the results observed in the previous 13-week toxicology study do not support further clinical evaluation of chronic daily dosing of ANA975 in hepatitis C patients.
     Although the Company and Novartis have decided to discontinue the development of ANA975 for the treatment of HCV, Novartis has not yet provided a written notice of termination of the License and Co-Development Agreement (Agreement). The Company anticipates having discussions with Novartis about any additional activities that may be conducted under the Agreement, including wind-down or other activities that may be conducted pursuant to the collaboration; however, there is no guarantee that the parties will conduct any future activities under the collaboration or that the Agreement will or will not be terminated by Novartis.
     As of June 30, 2007, the Company has deferred revenue of $21.0 million associated with both the $20.0 million up-front payment and the $10.0 million IND milestone payment received from Novartis during 2005. Through June 30, 2007, the Company was amortizing into revenue the up-front payment and the IND milestone payment over the estimated development period for ANA975. Based on the decision to discontinue the development of ANA975 for the treatment of HCV, the Company will suspend the amortization of both the up-front payment and the IND milestone payment as of the third quarter of 2007. The Company will recognize the remaining $21.0 million of deferred revenue upon the termination of our Agreement with Novartis, or, in the event Novartis were to decide to initiate the development of another compound under the terms of our current collaboration, the Company would resume the amortization of both the up-front payment and IND milestone payment at such time. The estimated close-out costs related to the discontinuation of the development of ANA975 are not expected to be material.
     On August 1, 2007, the Company announced that it is discontinuing its involvement with the development of ANA380, a nucleotide analog it had been jointly developing with LG Life Sciences LTD. (LGLS) for the treatment of hepatitis B virus infection. The Company plans to return all rights to this compound to LGLS. The License and Joint Development Agreement by and between LGLS and the Company dated April 18, 2004, as amended (the LGLS Agreement) remains in effect. The parties are in discussions regarding the potential mutual termination of the LGLS Agreement.
     On August 1, 2007, the Company announced a strategic restructuring following the decision it announced on July 26, 2007 regarding Novartis’ and its discontinuation of the development of ANA975 for the treatment of HCV. As part of the restructuring, the Company discontinued its involvement with the development of ANA380, as described above. The Company is also halting its early stage discovery efforts. The Company now plans to direct its resources toward the development of ANA598, a NS5B polymerase inhibitor, for the treatment of HCV, and ANA773, a TLR7 agonist prodrug for the treatment of certain cancers. The strategic restructuring will result in an immediate reduction in the Company’s workforce of approximately 33%. The Company expects the reduction to generate annual savings of between $4.0 million and $5.0 million. The Company is providing cash severance payments, continuation of benefits and outplacement services to employees directly affected by the workforce reduction. The Company estimates that during the third quarter of 2007 it will incur a cash charge of approximately $0.7 million in severance costs and $0.1 million in continuation of benefits and outplacement services. In addition, the Company estimates that it will incur a noncash charge of between $0.1 million and $0.2 million associated with the modification of stock options for individuals included in the reduction in workforce. The Company expects to complete substantially all of the activities related to this strategic restructuring during the third quarter of 2007.

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company committed to the development and commercialization of small-molecule medicines for the treatment of hepatitis C virus (HCV) infection and cancer. Our current product candidate portfolio consists of ANA598, a non-nucleoside NS5B polymerase inhibitor for the treatment of chronic HCV infection, and ANA773, an oral TLR7 prodrug agonist for the treatment of certain cancers. On June 20, 2007, we announced that we nominated ANA598 as a candidate for clinical development as an orally-administered direct antiviral for the treatment of chronic HCV infection. We plan to file an Investigational New Drug (IND) application for ANA598 during the first half of 2008, and subject to Food and Drug Administration (FDA) approval, initiate a Phase 1 clinical trial in mid 2008. We plan to file an IND application for ANA773 in the second half of 2007 and, subject to approval by the FDA, initiate a Phase 1 clinical trial later this year. On July 26, 2007, we announced that we and our collaborator Novartis A.G. had decided to discontinue the development of ANA975 for the treatment of HCV infection. Following this decision, on August 1, 2007, we announced that we were effecting a strategic restructuring to focus our resources on the development of ANA598 and ANA773. As part of this restructuring, we are discontinuing further development of ANA380, a nucleotide analog we had been jointly developing with LG Life Sciences (LGLS) as a treatment for hepatitis B virus (HBV) infection. We plan to return all rights to this compound to LGLS. We are also halting our early stage discovery efforts. The strategic restructuring will result in an immediate reduction in our workforce of approximately 33%. We expect the reduction in force to generate annual savings of between $4.0 million and $5.0 million. We estimate that we will incur a charge of approximately $1.0 million related to severance arrangements in the third quarter of 2007.
     We have incurred significant operating losses since our inception and, as of June 30, 2007, our accumulated deficit was $228.2 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	continue the development of ANA773 for the treatment of certain cancers;

•	develop methods for and scale-up manufacturing of ANA598 and ANA773 for clinical trials and potential commercialization;

•	establish a commercial infrastructure;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
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
     Share-Based Compensation. We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Results of Operations
Three Months Ended June 30, 2007 and 2006
     Revenue. We recorded revenue of $1.3 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006. Revenue for the three months ended June 30, 2007 and 2006 was primarily attributable to revenue derived from our collaboration with Novartis. During the quarters ended June 30, 2007 and 2006, we recorded revenue associated with the amortization of our $20.0 million up-front payment and $10.0 million IND milestone payment received from Novartis in 2005. The up-front payment and the IND milestone payment were both amortized over the estimated development period for ANA975 during the three months ended June 30, 2007 and 2006, but we will suspend the amortization of both the up-front payment and the IND milestone payment as of the third quarter of 2007 until the status of any further activities under the collaboration are determined. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $7.0 million for the three months ended June 30, 2007 compared to $7.2 million for the three months ended June 30, 2006. Our non-cash share-based compensation expense decreased by $0.2 million from $0.8 million for the three months ended June 30, 2006 to $0.6 million for the three months ended June

30, 2007. During the three months ended June 30, 2007 there was a decrease in development costs associated with ANA975. This decrease was offset by an increase in pre-clinical development costs associated with ANA598.
     Our research and development expenses noted above were offset by the recording of $0.3 million as a reduction to research and development expense during the three months ended June 30, 2007, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from April 1, 2007 through June 30, 2007. During the three months ended June 30, 2006, we recorded a $0.7 million offset to research and development expense which represented an estimate of Novartis’ net share of ANA975 expenses incurred from April 1, 2006 through June 30, 2006.
     The following summarizes our research and development expenses for the three months ended June 30, 2007 and 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended June 30,
	2007	2006
	(In thousands)
ANA975	$509	$1,221
ANA773	1,450	1,667
ANA598	2,089	1,029
ANA380	75	64
Discovery stage programs	657	1,280
Infrastructure and support personnel	1,937	1,784
Non-cash employee and non-employee share-based compensation	575	799
Reimbursement of ANA975 costs by Novartis	(317)	(681)

Total research and development expense	$6,975	$7,163

     General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended June 30, 2007 compared to $2.6 million for the three months ended June 30, 2006. Included as a component of general and administrative expense was $0.4 million and $0.7 million of non-cash share-based compensation expense for the three months ended June 30, 2007 and 2006, respectively. Share-based compensation expense for the three months ended June 30, 2006 includes $0.2 million of expense related to options granted to Kleanthis G. Xanthopoulos, Ph.D, our former Chief Executive Officer. In connection with Kleanthis G. Xanthopoulos’ resignation, we agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options as of December 31, 2006.
     Interest Income and Other, net. Interest income was $1.0 million for the three months ended June 30, 2007 compared to $1.2 million for the three months ended June 30, 2006. The $0.2 million decrease in our interest income from the three months ended June 30, 2006 to the three months ended June 30, 2007 was the result of a lower average cash, cash equivalents and securities available-for-sale balance, which were invested in interest bearing securities during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
Six Months Ended June 30, 2007 and 2006
     Revenue. We recorded revenue of $2.4 million for the six months ended June 30, 2007 compared to $3.1 million for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 and 2006 was primarily attributable to revenue derived from our collaboration with Novartis. During the quarters ended June 30, 2007 and 2006, we recorded revenue associated with the amortization of our $20.0 million up-front payment and $10.0 million IND milestone payment received from Novartis in 2005. The up-front payment and the IND milestone payment were both amortized over the estimated development period for ANA975 during the six months ended June 30, 2007 and 2006, but we will suspend the amortization of both the up-front payment and the IND milestone payment as of the third quarter of 2007 until the status of any further activities under the collaboration are determined. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us. We expect our revenue to continue to fluctuate in future periods as we continue to enter into new agreements and perform activities under existing agreements.
     Research and Development Expenses. Research and development expenses were $13.7 million for the six months ended June 30, 2007 compared to $13.5 million for the six months ended June 30, 2006. The $0.2 million increase in research and development expenses was primarily related to an increase in our personnel related costs including salaries and benefits and lab supplies. During the six months ended June 30, 2007 development costs associated with ANA975 decreased $1.7 million when compared to the six months ended June 30, 2006. This decrease was offset by an increase of $2.1 million in pre-clinical development costs associated with ANA598 from the six months ended June 30, 2006 to the six months ended June 30, 2007. Our non-cash share-based compensation expense decreased by $0.4 million from $1.6 million for the six months ended June 30, 2006 to $1.2 million for the six months ended June 30, 2007.

     Our research and development expenses noted above were offset by the recording of $0.6 million as a reduction to research and development expense in the six months ended June 30, 2007, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from January 1, 2007 through June 30, 2007. During the six months ended June 30, 2006, we recorded a $1.5 million offset to research and development expense which represented an estimate of Novartis’ net share of ANA975 expenses incurred from January 1, 2006 through June 30, 2006.
     The following summarizes our research and development expenses for the six months ended June 30, 2007 and 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Six months ended June 30,
	2007	2006
	(In thousands)
ANA975	$929	$2,618
ANA773	2,125	2,497
ANA598	3,914	1,802
ANA380	563	212
Discovery stage programs	1,435	2,559
Infrastructure and support personnel	4,080	3,715
Non-cash employee and non-employee share-based compensation	1,219	1,605
Reimbursement of ANA975 costs by Novartis	(592)	(1,526)

Total research and development expense	$13,673	$13,482

     General and Administrative Expenses. General and administrative expenses were $4.4 million for the six months ended June 30, 2007 compared to $4.7 million for the six months ended June 30, 2006. Included as a component of general and administrative expense was $0.9 million and $1.3 million of non-cash share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively. Share-based compensation expense for the six months ended June 30, 2006 includes $0.2 million of expense related to options granted to Kleanthis G. Xanthopoulos, Ph.D, our former Chief Executive Officer. In connection with Kleanthis G. Xanthopoulos’ resignation, we agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options as of December 31, 2006.
     Interest Income and Other, net. Interest income was $2.0 million for the six months ended June 30, 2007 compared to $2.3 million for the six months ended June 30, 2006. The $0.3 million decrease in our interest income from the six months ended June 30, 2006 to the six months ended June 30, 2007 was the result of a lower average cash, cash equivalents and securities available-for-sale balance, which were invested in interest bearing securities, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $13.3 million from December 31, 2006 to June 30, 2007 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the six months ended June 30, 2007. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $1.2 million from Novartis during the six months ended June 30, 2007 which represented Novartis’ share of ANA975 development costs for the period from July 1, 2006 to December 31, 2006.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	Six months ended June 30,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(13,172)	$(8,537)

Investing Activities:
Purchases of securities available-for-sale	$(5,707)	$(9,973)
Proceeds from sale and maturity of securities available-for-sale	2,500	2,750
Purchases of property and equipment	(287)	(1,262)

Net cash used in investing activities	$(3,494)	$(8,485)

     Cash flows used in operating activities increased by $4.6 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase was primarily driven by the receipt of $5.9 million from Novartis during the six months ended June 30, 2006 compared to $1.2 million during the six months ended June 30, 2007.
     Cash flows used in investing activities decreased by $5.0 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The overall decrease in the cash flows used in investing activities from the six months ended June 30, 2006 to the six months ended June 30, 2007 is primarily related to the timing of the purchases of investments as well as a decrease in purchases of property and equipment.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	Six months ended June 30,
	2007	2006
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	$173	$820
Principal payments on long-term debt	—	(1,559)

Net cash provided by (used in) financing activities	$173	$(739)

     Cash flows provided by (used in) financing activities increased by $0.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase was primarily a result of the Company paying off the outstanding principal balances on our equipment financing lines of credit during the six months ended June 30, 2006.
     Future Cash Requirements
     We expect our development expenses to be substantial as we continue the advancement of our current development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our preclinical development activities;

•	the progress of our research activities;

•	our ability to establish strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA598, ANA773, or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

     We expect our development expenses to be substantial as we continue the advancement of our current development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.
     We believe that our existing cash, cash equivalents, and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months. We expect to incur substantial expenses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We continue to review our programs and resource requirements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
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
     As of June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission.
Risks Related to Our Business
     *We are at an early stage of development, and we may never attain product sales.
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early-stage clinical testing of compounds. We have recently discontinued the development of ANA975 and ANA380, and our current product candidates ANA598 and ANA773 have not yet been studied in clinical trials. ANA598, ANA773 and any other compounds that we may in-license, may never be approved for commercial sales. These compounds will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.
     *We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable, if ever.
     We have incurred net operating losses since our incorporation in 1992, and through June 30, 2007 we have an accumulated deficit of $228.2 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund the development costs of our product candidates, further our development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
     *The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. Much of our science focuses on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR7, and on structure-based drug design. However, the interaction between small molecules and TLR7 represents a new mechanism of action for the treatment of disease, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trials due to information from 13-week toxicology studies in animals which showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. In addition, the use of a TLR7 agonist represents a new mechanism of action for the treatment of cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA773 in cancer patients. No products acting at the HCV polymerase have been approved for marketing. Furthermore, neither ANA773 nor ANA598 have been studied in clinical trials. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.

     *Any set-back or failure of ANA598 or ANA773 will have a large negative impact on our business and stock price.
     On August 1, 2007 we announced a re-structuring of our business and operations following the decision to discontinue the development of ANA975 as a treatment for HCV infection. As part of the restructuring of our business, we discontinued our further involvement with the development of ANA380, which we were jointly developing with LG Life Sciences LTD. as a treatment for HBV infection. We also discontinued our early-stage discovery programs. As a result of the restructuring, we have become substantially dependent on the future success of ANA598 and ANA773. If one or both of these compounds fail or have set-backs, our business and stock price will suffer.
     *We are continuing to evaluate the animal toxicology profile of ANA975. To the extent that the ANA975 toxicology observations are mechanism related, our ANA773 program for cancer could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR7 agonist. Although we have recently discontinued the development of ANA975 as a treatment for HCV infection, the second 13-week toxicology study remains open and we are continuing to evaluate all available toxicology information for ANA975. To the extent that any of the ANA975 toxicology observations are mechanism related, rather than compound specific, we will need to determine whether the level of immune stimulation induced by TLR7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. If we are unable to modulate the immunomodulatory effect with a dose and schedule that provides therapeutic benefit without causing unacceptable adverse events, then the future development of ANA773 may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.
     *The FDA may not allow us to proceed with dosing humans with ANA773 unless and until the outcome of our toxicology studies with ANA975 are more fully understood. Any delay to or cancellation of our ANA773 program could adversely affect our business and cause our stock price to decline.
     We currently plan to file an IND with the FDA for ANA773 during the second half of 2007 and commence clinical trials in cancer patients pending the IND acceptance. Because ANA773 has the same mechanism of action as ANA975, it is possible that the FDA will not allow us to dose ANA773 in humans until the toxicological profile of ANA975 is more clearly understood. If the FDA views the results from the ANA975 toxicology studies as mechanism related and incapable of being avoided by adjusting the dosing schedule, it is possible that the FDA will not allow us to go forward with our ANA773 clinical trials. Any such decision would negatively impact our drug development programs and could materially and adversely affect our business, causing our stock price to decline.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Our June 30, 2007 cash, cash equivalents and marketable securities balance was $68.8 million. We believe that this balance will be sufficient to satisfy our anticipated cash needs for at least the next fiscal year. However, we may need or choose to seek additional funding within this period of time. In addition, we will need to raise additional capital at least within the next few years to, among other things:
•	fund our development programs;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements with our collaborators;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA598, ANA773 and any additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.
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
     * If we fail to establish new collaborations, we may not generate sufficient revenue to attain profitability.
     Our near and long-term viability may depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently fully develop and commercialize ANA598 and ANA773, we will either need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development and commercialization of these potential products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on existing collaborations. If we fail to establish a sufficient number of additional collaborations on acceptable terms, we may not generate sufficient revenue. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.
     * Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.
     In August 2007, we implemented a restructuring, including a reduction of approximately one-third of our workforce. Our restructuring activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale which may cause our employees to seek alternate employment. Additional attrition could have a material adverse effect on our financial performance. In addition, as a result of the restructuring and the reduction in our workforce, we face an increased risk of employment litigation.
     * Since mid-2005, we have depended on one collaboration partner, Novartis, for substantially all our revenues and for the potential future commercialization of one of our lead product candidates. Although we and Novartis have discontinued the development of ANA975 for HCV, our collaboration agreement with Novartis has not yet been officially terminated. If our collaboration agreement with Novartis terminates, our business may be further harmed.
     We out-licensed rights to our product candidate ANA975 and certain other TLR7 agonist prodrugs under a development, license and commercialization agreement with Novartis, dated June 1, 2005, which we refer to as the collaboration agreement. Since mid-

2005 we have derived substantially all of our revenues from Novartis. Novartis may terminate the collaboration agreement in any country or with respect to any product or product candidate licensed under the collaboration agreement for any reason. Although we and Novartis have discontinued the development of ANA975 for HCV, the collaboration agreement has not yet been officially terminated by Novartis. We anticipate having discussions with Novartis about any additional activities that may be conducted under the Agreement, including wind-down or other activities that may be conducted pursuant to the collaboration; however, there is no guarantee that the parties will conduct any future activities under the collaboration or that the Agreement will or will not be terminated by Novartis. If the collaboration agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business may be further harmed.
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
     *Because the results of preclinical studies and initial clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. Furthermore, if concurrent toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598, ANA773, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in concurrent toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to ANA598 or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     *Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.
     Our potential drug products will require additional preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. Previously, we have conducted only early-stage clinical trials on our own, and were involved with Phase 2a trials only as part of our collaboration with LG Life Sciences. As a result, we have very limited experience conducting clinical trials. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
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
     In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the number of other products under development competing for the same patients in trials and the eligibility criteria for the clinical trial. Furthermore, due to the June 2006 suspension of our Phase Ib ANA975 clinical trial and subsequent IND clinical hold, we may experience difficulty recruiting and enrolling patients in future clinical trials of ANA773, since ANA773 has the same mechanism of action as ANA975.
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
     *If our efforts to obtain rights to new products or product candidates from third parties do not yield product candidates for clinical development or are not otherwise successful, we may not generate product revenues or achieve profitability.
     Our long-term ability to earn product revenue depends in part on our ability to identify and obtain new products or product candidates through licenses from third parties. If our internal development programs that are focused on the development of small-molecule therapeutics for the treatment of HCV and cancer fail, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
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

     *Even if we successfully complete clinical trials of ANA598, ANA773 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.
     There can be no assurance that if our clinical trials of ANA598, ANA773 or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to ANA598, ANA773 or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the U.S. The FDA can and does reject NDAs and may require additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize ANA598, ANA773 or any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.
     *If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.
     Even if ANA598, ANA773 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:
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
     If ANA598 does not provide benefit within a treatment regimen that is more beneficial than a component of the current or future standard of care for HCV or otherwise provides patient benefit, that product likely will not be accepted favorably by the market. Similarly, if ANA773 does not provide benefit within a treatment regime that is more beneficial than any component of current or proposed therapy for the treatment of cancer, that product will likewise not be accepted favorably by the market. If any products we or our collaborations may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.
     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete; or

•	complications, such as viral resistance, arise with respect to use of our products.
     *Actions or inaction by our collaborators could prevent or delay us from operating within our fields of interest.
     In our collaboration agreements with Novartis and LG Life Sciences, we have agreed not to conduct independently, or with any third party, activities directly competitive with the subject matter of our collaborations. In the event that, despite the discontinuation of the main programs under these collaborations, the entire agreements are not terminated, we will remain limited in our ability to independently conduct activities directed at the collaborations’ fields of interests. These limitations could last indefinitely if our collaboration partners refuses or delays the conduct of wrap-up activities under the agreements. This would leave us in an uncertain contractual relationship for an indefinite duration, which in turn could have a negative impact on our operations and stock price.
     *If any conflicts arise between us and any of our collaborators, our reputation, revenues and cash position could be significantly harmed.
     Conflicts may arise between our collaborators and us, such as conflicts concerning the conduct of research, the achievement of milestones, the ownership or protection of intellectual property developed during the collaboration, or, with respect to terminating collaborations, the timing, scope and nature of termination or wind-down activities and/or amounts owed in financial reconciliations related to the termination or wind-down. For example, in the past we have been involved in disputes with Valeant Pharmaceuticals International (formerly ICN Pharmaceuticals, Inc.) regarding the license of certain compounds, which resulted in us entering into a new agreement with Valeant in December 2002 that superseded the original March 2000 license agreement between us and Valeant and resolved the disputes. Also, although we have discontinued the development of ANA975 with Novartis, our License and Co- Development Agreement remains in effect and subject to termination by Novartis. In addition, although we have decided to discontinue the development of ANA380, our Joint Development and License Agreement with LG Life Sciences for ANA380 remains in effect. We do not have rights to terminate the LG agreement in its entirety without cause and are in discussions with LG Life Sciences regarding the potential mutual termination of the Agreement. There is no guarantee that either Novartis or LG Life Sciences will not assert that we are in breach of the respective agreements or that we have liabilities under the respective agreements, or that Novartis or LG Life Sciences will raise any other allegations against us in connection with the winding down of the collaborations or termination of the agreements. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could harm our reputation, result in a loss of revenues and a reduction in our cash position, and cause a decline in our stock price:
•	unwillingness on the part of a collaborator to terminate an outstanding agreement, the main program of which has been discontinued;

•	unwillingness on the part of a collaborator to pay us research funding, milestone payments or royalties we believe are due under our collaboration agreement;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could result in litigation and prevent us from entering into additional collaborations;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our products; or

•	termination or non-renewal of the collaboration.
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
     *We depend on outside parties to conduct our clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing product candidates.
     Although we have designed and managed our preclinical studies relating to ANA598 and ANA773 to date, we plan to engage clinical investigators and medical institutions to enroll patients in planned clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we will depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug discovery and development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.
     *We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any of our products.
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

     *If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.
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
     We are a small company, with under 70 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and development programs depend on our ability to retain highly skilled chemists, biologists, and preclinical and clinical personnel in the fields of HCV and oncology. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not carry “key person” insurance covering any members of senior management. If we lose the services of Lawrence C, Fritz, Ph.D., our President and Chief Executive Officer, Stephen T. Worland, Ph.D., our President, Pharmaceuticals, James T. Glover, our Senior Vice President, Operations and Chief Financial Officer, or other members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
     *Our quarterly results and stock price may fluctuate significantly.
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of ANA598, ANA773 and our other product candidates, including results of preclinical studies and clinical trials and changes in regulatory status;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into or have entered into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	our collaborators’ termination of any of our collaborative, licensing or other arrangements, or any disputes regarding such arrangements;

•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.
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

     *If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.
     We may attempt to acquire businesses, technologies, services or products or in-license technologies that we believe are a strategic fit with our business, at the appropriate time and as resources permit. We believe that strategic acquisitions of complementary businesses, technologies, services or products are a material component of our business strategy to provide us with access to new compounds that are potentially synergistic with our existing product candidate portfolio. If we undertake any acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:
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
     Risks Related to Our Industry
     *Because our product candidates and development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for ANA598 or ANA773 or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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
     In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. We may be particularly affected by this because we expect that ANA598, if approved, will be marketed in foreign countries with high incidences of HCV infection.
     Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases other than HCV or cancer. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients infected with HCV or who have cancer.
     If we fail to obtain and maintain patent protection and trade secret protection of ANA598 or ANA773, proprietary technologies and their uses, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.
     *If we are sued for infringing intellectual property rights of others, it will be costly and time- consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
     Our commercial success also depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in HCV and cancer. These could materially affect our ability to develop our drug candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our product candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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
     If we find during clinical evaluation that our drug candidates for the treatment of HCV or cancer should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.
     If we fail to obtain any required licenses or make any necessary changes to our technologies, we may be unable to develop or commercialize some or all of our product candidates.
     *We may be involved in lawsuits or proceedings to protect or enforce our patent rights, trade secrets or know-how, which could be expensive and time- consuming.
     The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time-consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree and which may be difficult to comprehend by a judge or jury. An adverse determination in an interference proceeding or litigation with respect to ANA598 or ANA773, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms, or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing ANA598 or ANA773, which could have a material and adverse effect on our results of operations.
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
     *If our competitors develop treatments for HCV or cancer that are approved faster, marketed better or demonstrated to be more effective than ANA598, ANA773, or any other products that we may develop, our commercial opportunity will be reduced or eliminated.
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV and certain cancers. Potential competitors may develop treatments for HCV or certain cancers that are more effective or less costly than our product candidates or that would make our product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA598 or ANA773, In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June, 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598. HCV-796, which is being evaluated in Phase 2 studies by Wyeth and ViroPharma is a non-nucleoside inhibitor that may potentially compete directly with ANA598. Other Phase 1 non-nucleoside polymerase inhibitor programs are under evaluation by Gilead and GlaxoSmithKline. Further, a number of companies have non-nucleoside polymerase inhibitor research programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Albuferon, in development by Human Genome Sciences and Novartis, VX-950, in development by Vertex Pharmaceuticals and Janssen Pharmaceutica, SCH503034, in development by Schering-Plough, ITMN-191, in development by Intermune and Roche, and R-1626, in development by Roche.
     ANA773 is a prodrug of a TLR7 agonist under evaluation for oncology indications. Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773. Products that most directly compete with ANA773 are other TLR agonists under evaluation for oncology indications, including PF-3512676, in development by Coley and Pfizer, 852, in development by Coley, and IMO-2055, in development by Idera.

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
     *If we cannot arrange for reimbursement policies favorable to our product candidates, their sales will be severely hindered.
     Our ability to commercialize ANA598, ANA773 or any other product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of ANA598, ANA773 or any other products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV and cancer. Also, the trend toward managed health care in the U.S. as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.
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

     *Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time-consuming and costly.
     Our research and development involves the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, including ethylacetate and acetonitrile, radioactive materials and biological materials including plasma from patients infected with HCV or other infectious diseases that have the potential to transmit disease. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials could be suspended. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.
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
     *Our stock price may be volatile.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including the status and results of our clinical trials for ANA598 and ANA773;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	developments under our collaboration agreements with our collaborators;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	changes in accounting principles including the implementation of SFAS No. 123R, Share-Based Payment, which we adopted effective January 1, 2006. We expect that this accounting change will have a negative impact on our operating losses and potential earnings in future periods;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.
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

Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 Annual Meeting of Stockholders (Annual Meeting) held on June 1, 2007, the stockholders were asked to vote on two items as follows:
1.	The election of three Class III directors to hold office for a three-year term, through the 2010 Annual Meeting. The nominees for election were Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., and Douglas E. Williams, Ph.D. No other nominations were received in accordance with the Company’s Bylaws.
2.	The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.
     The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 23,879,025 shares of the 28,625,834 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., and Douglas E. Williams, Ph.D were approved as directors of the Company until the 2010 Annual Meeting and until their successors are elected as follows:

	For	Withheld
Stelios Papadopoulos, Ph.D.	23,862,245	16,780
George A. Scangos, Ph.D.	23,863,533	15,492
Douglas E. Williams, Ph.D.	23,282,977	596,048
     The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting: Mark G. Foletta, Steven H. Holtzman and Kleanthis G. Xanthopoulos, Ph.D. The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting: Marios Fotiadis and Lawrence C. Fritz, Ph.D.
2.	The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007 was approved as follows:

For	Against	Abstain
23,871,276	2,917	4,832
Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION

3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 19, 2004

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	ANADYS PHARMACEUTICALS, INC.

	By:	/s/ Lawrence C. Fritz, Ph.D.

Lawrence C. Fritz, Ph.D.
President and Chief Executive Officer

	By:	/s/ James T. Glover

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