Form 10-Q
period 2007-09-30
ANADYS PHARMACEUTICALS INC
filed 2007-11-02
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares of common stock outstanding as of the close of business on November 1, 2007:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,651,106

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$35,455	$62,387
Securities available-for-sale	26,292	19,762
Accounts receivable	—	1,175
Prepaid expenses and other current assets	1,316	941

Total current assets	63,063	84,265

Property and equipment, net	2,968	3,749
Other assets, net	1,439	1,387

Total assets	$67,470	$89,401

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,619	$4,111
Current portion of deferred rent	540	467
Current portion of deferred revenue	50	4,633

Total current liabilities	4,209	9,211

Long-term portion of deferred rent	517	931
Long-term portion of deferred revenue	—	18,934

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2007 and December 31, 2006; 28,651,106 and 28,596,198 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	278,509	274,798
Accumulated other comprehensive gain (loss)	58	(22)
Accumulated deficit	(215,852)	(214,480)

Total stockholders’ equity	62,744	60,325

Total liabilities and stockholders’ equity	$67,470	$89,401

Note: The balance sheet at December 31, 2006, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:

Collaborative agreements	$21,489	$1,139	$23,892	$4,228
Grants	—	6	—	41

Total revenues	21,489	1,145	23,892	4,269

Expenses:

Research and development	7,602	5,496	21,275	18,978
General and administrative	2,444	3,097	6,844	7,835

Total operating expenses	10,046	8,593	28,119	26,813

Interest income and other	864	1,189	2,855	3,471
Interest expense	—	—	—	(69)

Net interest income and other	864	1,189	2,855	3,402

Net income (loss)	$12,307	$(6,259)	$(1,372)	$(19,142)

Net income (loss) per share, basic and diluted	$0.43	$(0.22)	$(0.05)	$(0.67)

Shares used in calculating net income (loss) per share, basic and diluted	28,651	28,562	28,637	28,489

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net loss	$(1,372)	$(19,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,103	1,163
Share-based compensation expense	3,502	4,951
Rent expense related to warrants issued in connection with lease	36	38
Interest expense related to warrants issued in connection with debt	—	23
Loss on disposal of property and equipment	18	61
Changes in operating assets and liabilities:
Accounts receivable	1,175	4,522
Prepaid expenses and other current assets	(375)	(293)
Other assets, net	(52)	195
Accounts payable and accrued expenses	(492)	(29)
Deferred revenue	(23,517)	(5,127)
Deferred rent	(341)	(320)

Net cash used in operating activities	(20,315)	(13,958)

Investing Activities:
Purchases of securities available-for-sale	(12,850)	(11,961)
Proceeds from sale and maturity of securities available-for-sale	6,400	2,750
Purchases of property and equipment	(340)	(1,422)

Net cash used in investing activities	(6,790)	(10,633)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	173	820
Principal payments on long-term debt	—	(1,559)

Net cash provided by (used in) financing activities	173	(739)

Net decrease in cash and cash equivalents	(26,932)	(25,330)
Cash and cash equivalents at beginning of period	62,387	93,659

Cash and cash equivalents at end of period	$35,455	$68,329

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain on securities available-for-sale	$80	$41

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited financial statements and related disclosures included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2007. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
3. Net Income (Loss) Per Share
     The Company calculates basic and diluted net income (loss) per share for all periods presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income (loss) per share was calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share was calculated by dividing the net income (loss) for the period by the weighted-average number of common stock equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The Company has excluded all outstanding options and warrants from the calculation of diluted net income (loss) per common share because all such securities are anti-dilutive for all periods presented.

	For the three and nine months ended September 30,
	2007	2006
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net income (loss) per share calculation:
Options to purchase common stock	5,259	3,684
Warrants	279	279

	5,538	3,963

4. Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net income (loss) to comprehensive income (loss) for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$12,307	$(6,259)	$(1,372)	$(19,142)
Unrealized gain on securities available-for-sale	105	116	80	41

Comprehensive income (loss)	$12,412	$(6,143)	$(1,292)	$(19,101)

5. Share-Based Payment
     The Company calculates share-based compensation expense for all periods presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18.

A summary of the Company’s stock options and related information as of September 30, 2007 is as follows:

			Weighted-
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Options	Average	Term in	Intrinsic Value
	Outstanding	Exercise Price	Years	(in thousands)
Balance at September 30, 2007	5,258,782	$4.91	7.62	$—

Exercisable at September 30, 2007	2,604,342	$5.52	6.04	$—

     The Company has reported the following amounts of share-based compensation expense in the Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development expense	$969	$644	$2,188	$2,249
General and administrative expense	423	1,366	1,314	2,702

Total share-based compensation expense	$1,392	$2,010	$3,502	$4,951

Net share-based compensation expense, per common share basic and diluted	$0.05	$0.07	$0.12	$0.17

     As of September 30, 2007, there was an additional $6.9 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.65 years.
     The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.72%	65.00%	70.54%	65.00%
Risk-free interest rate	4.34%	4.87%	4.43%	4.86%
Expected life of the option term (in years)	5.30	6.04	5.49	6.11

     Stock-based compensation expense recognized in accordance with SFAS 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
6. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007.
     At January 1, 2007, the Company had net deferred tax assets of $78.6 million. The deferred tax assets include $40.9 million related to federal and state tax net operating loss (NOL) carryforwards and $7.3 million related to federal and state research and development (R&D) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize its deferred tax assets, a full valuation allowance has been established to offset this amount. Additionally, utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain shareholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has initiated an analysis of Section 382 through December 31, 2006 and based on this analysis the Company believes that multiple changes of ownership have occurred and therefore that its NOL and R&D credit carryforwards will be subject to annual limitations in future periods. Until the analysis is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Management believes that the amount subject to limitation could be significant. Any amounts that are determined will expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
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
     For the year ended December 31, 2007, the Company is forecasting a cumulative net loss and as such the Company has not calculated a provision for income taxes for the three and nine months ended September 30, 2007.
7. Novartis Collaboration
     During the third quarter, the Company and Novartis decided to discontinue the development of ANA975, a Phase 1b compound for the treatment of hepatitis C virus (HCV) infection. Also during the third quarter, the Company and Novartis concluded that no further activities will be pursued under the current collaboration. As a result, during the third quarter the Company recognized $21.0 million of previously deferred revenue representing the remaining unrecognized portion of the $20.0 million up-front payment and the $10.0 million IND milestone payment that were previously being recognized into revenue over the estimated development period of ANA975. This completes the recognition of the deferred revenue under the Novartis collaboration. Both amounts were received from Novartis in 2005.
8. Restructuring
     On August 1, 2007, the Company announced a strategic restructuring following the decision it announced on July 26, 2007 regarding Novartis’ and its discontinuation of the development of ANA975 for the treatment of HCV. As part of the restructuring, the Company discontinued its involvement with the development of ANA380. The Company also halted its early stage discovery efforts. The Company now plans to direct its resources toward the development of ANA598, a NS5B polymerase inhibitor, for the treatment of HCV, and ANA773, a TLR7 agonist prodrug for the treatment of certain cancers. The strategic restructuring resulted in an immediate reduction in the Company’s workforce of approximately 33%. The Company subsequently identified several additional positions that will be eliminated in connection with its strategic restructuring, and has notified the affected employees. The Company expects the reduction to generate annual savings of between $4.0 million and $5.0 million. The Company provided cash severance payments, continuation of benefits and outplacement services to employees directly affected by the workforce reduction. The Company incurred a charge of approximately $0.7 million in severance costs and $0.1 million in continuation of benefits and outplacement services in connection with the workforce reduction. In addition, the Company incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the reduction in force. As of September 30, 2007, the Company had a remaining accrual of $0.2 million associated with this strategic restructuring.

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. Our current product candidate portfolio consists of ANA598, a non-nucleoside NS5B polymerase inhibitor for the treatment of chronic hepatitis C virus (HCV) infection, and ANA773, an oral TLR7 prodrug agonist for the treatment of certain cancers. On June 20, 2007, we announced that we nominated ANA598 as a candidate for clinical development as an orally-administered direct antiviral for the treatment of chronic HCV infection. We plan to file an Investigational New Drug (IND) application for ANA598 during the first half of 2008, and subject to Food and Drug Administration (FDA) approval, initiate a Phase 1 clinical trial of ANA598 in the second quarter of 2008. We filed an IND application for ANA773 in the third quarter of 2007 and have received clearance from the FDA to proceed with a Phase 1 clinical trial in cancer patients. We are currently making arrangements to initiate a Phase 1 clinical trial of ANA773, which we plan to begin before the end of 2007. On July 26, 2007, we announced that we and our collaborator Novartis had decided to discontinue the development of ANA975 for the treatment of HCV infection. Following this decision, on August 1, 2007, we announced that we were effecting a strategic restructuring to focus our resources on the development of ANA598 and ANA773. As part of this restructuring, we discontinued further development of ANA380, a nucleotide analog we had been jointly developing with LG Life Sciences (LGLS) as a treatment for hepatitis B virus (HBV) infection. We are in the process of returning all rights to this compound to LGLS. We also halted our early stage discovery efforts. The strategic restructuring resulted in an immediate reduction in our workforce of approximately 33%. We subsequently identified several additional positions that will be eliminated in connection with our strategic restructuring, and have notified the affected employees. This reduction in force is expected to be completed in the second quarter of 2008. We expect the reduction in force to generate annual savings of between $4.0 million and $5.0 million. In the third quarter we incurred a charge of approximately $0.7 million in severance costs and $0.1 million in continuation of benefits and outplacement services in connection with the workforce reduction. In addition, we incurred a non-cash charge of $0.4 million associated with the modification of stock options for individuals included in the reduction in force.
     Effective August 24, 2007, Lawrence C. Fritz, Ph.D. resigned as President and Chief Executive Officer and from the Board of Directors of the Company. On August 24, 2007, Steve Worland, Ph.D., the Company’s President, Pharmaceuticals, was appointed as the Company’s President and Chief Executive Officer and was also appointed to the Company’s Board of Directors.
     We have incurred significant operating losses since our inception and, as of September 30, 2007, our accumulated deficit was $215.9 million. We expect to incur substantial losses for at least the next several years as we:
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
     Drug Development Costs. We review and accrue drug development costs based on work performed, relying on estimates of total costs incurred based on subject enrollment, estimated timeline for completion of studies and other events. These costs and estimates vary based on the type of clinical trial, the site of the clinical trial and the length of dose period for each subject as well as other factors. Drug development cost accruals are subject to revisions as trials and studies progress to completion. Expense is adjusted for revisions in the period in which the facts that give rise to the revision become known.
     Share-Based Compensation. We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term of the awards. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Results of Operations
Three Months Ended September 30, 2007 and 2006
     Revenue. During the third quarter, the Company and Novartis decided to discontinue the development of ANA975. Also during the third quarter, the Company and Novartis concluded that no further activities will be pursued under the current collaboration. As a result, during the third quarter the Company recognized $21.0 million of previously deferred revenue representing the remaining unrecognized portion of the $20.0 million up-front payment and the $10.0 million IND milestone payment that were previously being recognized into revenue over the estimated development period of ANA975. This completes the recognition of the deferred revenue under the Novartis collaboration. Both amounts were received from Novartis in 2005. We recorded revenue of $21.5 million for the three months ended September 30, 2007 compared to $1.1 million for the three months ended September 30, 2006. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us.
     Research and Development Expenses. Research and development expenses were $7.6 million for the three months ended September 30, 2007 compared to $5.5 million for the three months ended September 30, 2006. The $2.1 million increase is primarily due to an increase in external pre-clinical development costs for ANA773 and ANA598 and the effect of a one-time reimbursement of $1.1 million received during the three months ended September 30, 2006 for ANA975 costs previously incurred by us. The increase in pre-clinical development costs for ANA598 and ANA773 can be attributed to our continued focus towards bringing these compounds into clinical development. We anticipate costs associated with ANA598 and ANA773 to continue to increase as we proceed with the development of these two compounds. The increase in research and development expenses was partially offset by a decrease in development costs associated with ANA975 as a result of our decision with Novartis to discontinue the development of ANA975. For the next several quarters, we anticipate that we will continue to incur wind down costs associated with ANA975, which are not expected to be material. As a result of our decision to halt early stage discovery efforts, cost savings were achieved during the three months ended September 30, 2007. These cost savings were offset by severance related costs of $0.7 million associated with our strategic restructuring and reduction in force. Our non-cash share-based compensation expense was $1.0 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively.
     Our research and development expenses noted above include $0.1 million due to Novartis for Anadys’ net share (19.5%) of ANA975 expenses incurred from July 1, 2007 through September 30, 2007. During the three months ended September 30, 2006, we recorded a $1.9 million offset to research and development expense which represented an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from July 1, 2006 through September 30, 2006 as well as a one-time contractual obligation of $1.1 million for costs previously incurred which became reimbursable during the three months ended September 30, 2006.
     The following summarizes our research and development expenses for the three months ended September 30, 2007 and 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel. Amounts due to Novartis for Anadys’ portion of ANA975 development costs have been included as a component of ANA975 expense.

	Three months ended September 30,
	2007	2006
	(In thousands)
ANA975	$168	$1,394
ANA773	2,080	936
ANA598	1,593	1,105
ANA380	119	227
Discovery stage programs	326	1,107
Infrastructure and support personnel	1,628	1,980
Severance related to reduction in force	719	—
Non-cash employee and non-employee share-based compensation	969	644
Reimbursement of ANA975 costs by Novartis	—	(1,897)

Total research and development expense	$7,602	$5,496

     General and Administrative Expenses. General and administrative expenses were $2.4 million for the three months ended September 30, 2007 compared to $3.1 million for the three months ended September 30, 2006. The $0.7 million decrease is primarily due to a decrease in share-based compensation expense partially offset by separation related costs of $0.5 million related to our previously announced strategic restructuring and related reduction in force and the departure of Lawrence C. Fritz, Ph.D., our former President and Chief Executive Officer. Non-cash share-based compensation expense for the three months ended September 30, 2007 and 2006 was $0.4 million and $1.4 million, respectively. In connection with Kleanthis G. Xanthopoulos’ resignation in 2006, we agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options as of December 31, 2006. Share-based compensation expense for the three months ended September 30, 2006 includes $1.1 million of expense related to these options.
     Interest Income and Other, net. Interest income was $0.9 million for the three months ended September 30, 2007 compared to $1.2 million for the three months ended September 30, 2006. The $0.3 million decrease in our interest income from the three months ended September 30, 2006 to the three months ended September 30, 2007 was the result of a lower average cash, cash equivalents and securities available-for-sale balance, which were invested in interest bearing securities, during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 and 2006
     Revenue. During the third quarter, the Company and Novartis decided to discontinue the development of ANA975. Also during the third quarter, the Company and Novartis concluded that no further activities will be pursued under the current collaboration. As a result, during the third quarter the Company recognized $21.0 million of previously deferred revenue representing the remaining unrecognized portion of the $20.0 million up-front payment and the $10.0 million IND milestone payment that were previously being recognized into revenue over the estimated development period of ANA975. This completes the recognition of the deferred revenue under the Novartis collaboration. Both amounts were received from Novartis in 2005. Revenue for the nine months ended September 30, 2007 and 2006 was primarily attributable to the recognition of this revenue under the Novartis collaboration. We recorded revenue of $23.9 million for the nine months ended September 30, 2007 compared to $4.3 million for the nine months ended September 30, 2006. Fluctuations in our collaboration-related revenue from period to period are expected, as amounts recognized are dependent upon a number of factors including but not limited to, the timing of agreements, the timing of the workflow under the agreements, our collaborators’ abilities to provide us with the materials and information necessary for us to conduct our portion of the collaboration effort and the occurrence of events that may trigger milestone payments to us.
     Research and Development Expenses. Research and development expenses were $21.3 million for the nine months ended September 30, 2007 compared to $19.0 million for the nine months ended September 30, 2006. The $2.3 million increase in research and development expenses was primarily related to an increase in external pre-clinical development costs for ANA773 and ANA598 and the effect of a one-time reimbursement of $1.1 million received during the nine months ended September 30, 2007 for ANA975 costs previously incurred by us. The increase in pre-clinical development costs for ANA598 and ANA773 can be attributed to our continued focus towards bringing these compounds into clinical development. We anticipate costs associated with ANA598 and ANA773 to continue to increase as we proceed with the development of these two compounds. The increase in research and development expenses was partially offset by a decrease in development costs associated with ANA975 as a result of our decision with Novartis to discontinue the development of ANA975. For the next several quarters, we anticipate that we will continue to incur wind down costs associated with ANA975, which are not expected to be material. As a result of our decision to halt early stage discovery efforts, cost savings were achieved during the nine months ended September 30, 2007. These cost savings were offset by severance related costs of $0.7 million associated with our strategic restructuring and reduction in force. Our non-cash share-based compensation expense was $2.2 million for each of the nine months ended September 30, 2007 and 2006.
     Our research and development expenses noted above reflect an offset of $0.5 million as a reduction to research and development expense in the nine months ended September 30, 2007, which represents an estimate of Novartis’ net share (80.5%) of ANA975 expenses incurred from January 1, 2007 through September 30, 2007. During the nine months ended September 30, 2006, we recorded a $3.4 million offset to research and development expense which represented an estimate of Novartis’ net share of ANA975 expenses incurred from January 1, 2006 through September 30, 2006 as well as a one-time contractual obligation of $1.1 million for costs previously incurred which became reimbursable during the nine months ended September 30, 2006.
     The following summarizes our research and development expenses for the nine months ended September 30, 2007 and 2006. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Nine months ended September 30,
	2007	2006
	(In thousands)
ANA975	$1,020	$4,027
ANA773	4,205	3,450
ANA598	5,506	2,941
ANA380	683	440
Discovery stage programs	1,761	3,729
Infrastructure and support personnel	5,707	5,565
Severance related to reduction in force	719	—
Non-cash employee and non-employee share-based compensation	2,188	2,249
Reimbursement of ANA975 costs by Novartis	(514)	(3,423)

Total research and development expense	$21,275	$18,978

     General and Administrative Expenses. General and administrative expenses were $6.8 million for the nine months ended September 30, 2007 compared to $7.8 million for the nine months ended September 30, 2006. The $1.0 million decrease is primarily due to a decrease in share-based compensation expense partially offset by separation related costs of $0.5 million related to our previously announced strategic restructuring and related reduction in force and the departure of Lawrence C. Fritz, Ph.D., our former President and Chief Executive Officer. Non-cash share-based compensation expense for the nine months ended September 30, 2007 and 2006 was $1.3 million and $2.7 million, respectively. In connection with Kleanthis G. Xanthopoulos’ resignation in 2006, we agreed to accelerate in full all of Dr. Xanthopoulos’ unvested stock options as of December 31, 2006. Share-based compensation expense for the nine months ended September 30, 2006 includes $1.8 million of expense related to these options.
     Interest Income and Other, net. Interest income was $2.9 million for the nine months ended September 30, 2007 compared to $3.5 million for the nine months ended September 30, 2006. The $0.6 million decrease in our interest income from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was the result of a lower average cash, cash equivalents and securities available-for-sale balance, which were invested in interest bearing securities, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $20.4 million from December 31, 2006 to September 30, 2007 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the nine months ended September 30, 2007. This decrease in cash, cash equivalents and securities available-for-sale includes the receipt of $1.8 million from Novartis during the nine months ended September 30, 2007 which represented Novartis’ share of ANA975 development costs for the period from July 1, 2006 to June 30, 2007.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	Nine months ended September 30,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(20,315)	$(13,958)

Investing Activities:
Purchases of securities available-for-sale	$(12,850)	$(11,961)
Proceeds from sale and maturity of securities available-for-sale	6,400	2,750
Purchases of property and equipment	(340)	(1,422)

Net cash used in investing activities	$(6,790)	$(10,633)

     Cash flows used in operating activities increased by $6.4 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The increase was primarily driven by the receipt of $5.9 million from Novartis during the nine months ended September 30, 2006 compared to $1.8 million during the nine months ended September 30, 2007.
     Cash flows used in investing activities decreased by $3.8 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The overall decrease in the cash flows used in investing activities from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 is primarily related to the timing of the purchases of investments as well as a decrease in purchases of property and equipment.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	Nine months ended September 30,
	2007	2006
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	$173	$820
Principal payments on long-term debt	—	(1,559)

Net cash provided by (used in) financing activities	$173	$(739)

     Cash flows provided by (used in) financing activities increased by $0.9 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The increase was primarily a result of the Company paying off the outstanding principal balances on our equipment financing lines of credit during the nine months ended September 30, 2006.
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
     As of September 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission.
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
     *We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net operating losses since our incorporation in 1992, and through September 30, 2007 we have an accumulated deficit of $215.9 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund the development costs of our product candidates, further our development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis. Although our financial statements show that we were profitable during the third quarter of 2007, this is an anomaly due to the accounting treatment of the termination of our ANA975 development program and does not reflect profitability in our business operations. The third quarter 2007 profitability was attributable solely to the recognition of revenue associated with payments we had previously received from Novartis, the recognition of which was accelerated as a result of the termination of the ANA975 development program and other activities under our agreement with Novartis during the third quarter of 2007. This profitability is an accounting aberration for the third quarter of 2007 only, and should not be relied upon as an indication of future performance.
     The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. Much of our science focuses on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR7, and on structure-based drug design. However, the interaction between small molecules and TLR7 represents a new mechanism of action for the treatment of disease, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trials due to information from 13-week toxicology studies in animals which showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-

weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. In addition, the use of a TLR7 agonist represents a new mechanism of action for the treatment of cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with ANA773 in cancer patients. No products acting at the HCV polymerase have been approved for marketing. Furthermore, neither ANA773 nor ANA598 have been studied in clinical trials. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.
     Any set-back or failure of ANA598 or ANA773 will have a large negative impact on our business and stock price.
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
     *We recently terminated our ANA975 development program due to challenges seen in animal toxicology studies. To the extent that the ANA975 toxicology observations are mechanism related, our ANA773 program for cancer could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR7 agonist. We have recently discontinued the development of ANA975 as a treatment for HCV infection due to intense immune stimulation in animals. To the extent that any of the ANA975 toxicology observations are mechanism related, rather than compound specific, we will need to determine whether the level of immune stimulation induced by TLR7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. If we are unable to modulate the immunomodulatory effect with a dose and schedule that provides therapeutic benefit without causing unacceptable adverse events, then the future development of ANA773 may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.
     *We recently filed an IND with the FDA to conduct clinical trials with ANA773 and intend to begin a Phase 1 clinical trial of ANA773 this year. If clinical sites do not move as quickly as we would like in starting the trial, this planned timing could be delayed, which could cause our stock price to decline.
     We recently filed an IND with the FDA to conduct clinical trials with ANA773 in cancer patients. The FDA has accepted our IND and we are currently in discussions with clinical sites to conduct our Phase I clinical trial of ANA773. We are working towards initiating this clinical trial before the end of 2007; however there is no guarantee that we will be able to do so. We plan to conduct the clinical trial at various medical institutions. These institutions have specific procedures that need to be followed before clinical trials can begin, including obtaining approval from their respective Institutional Review Boards, and the completion of these procedures may take longer than we expect. In addition, once the clinical trial is approved for a particular site, the investigator at such site will need to screen and enroll patients. There is no guarantee that these institutions and investigators will devote adequate time and resources to our clinical trials, perform as contractually required or meet our desired timeline.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Our September 30, 2007 cash, cash equivalents and marketable securities balance was $61.7 million. We believe that this balance will be sufficient to satisfy our anticipated cash needs for at least the next fiscal year. However, we may need or choose to seek additional funding within this period of time. In addition, we will need to raise additional capital at least within the next few years to, among other things:
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
     In August 2007, we implemented a restructuring, including an immediate reduction of approximately one-third of our workforce and a subsequent identification of several additional positions that are scheduled to be eliminated in early 2008. Our restructuring activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale which may cause our employees to seek alternate employment. Additional attrition could have a material adverse effect on our financial performance. In addition, as a result of the restructuring and the reduction in our workforce, we face an increased risk of employment litigation.
     *Since mid-2005, we have depended on one collaboration partner, Novartis, for substantially all our revenues and for the potential future commercialization of one of our lead product candidates. Although we and Novartis have discontinued the development of ANA975 for HCV, our collaboration agreement with Novartis has not yet been officially terminated.
     We out-licensed rights to our product candidate ANA975 and certain other TLR7 agonist prodrugs under a development, license and commercialization agreement with Novartis, dated June 1, 2005, which we refer to as the collaboration agreement. Since mid-2005 we have derived substantially all of our revenues from Novartis. Novartis may terminate the collaboration agreement in any country or with respect to any product or product candidate licensed under the collaboration agreement for any reason. Although we and Novartis have discontinued the development of ANA975 for HCV, the collaboration agreement has not yet been officially terminated by Novartis. There is no guarantee that the parties will conduct any future activities under the collaboration or that the Agreement will or will not be terminated by Novartis. If the collaboration agreement is terminated in whole or in part and we are unable to enter similar arrangements with other collaborators, our business may be further harmed.
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
     Because the results of preclinical studies and initial clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in clinical trials, or receive regulatory approval.
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
     Even if we successfully complete clinical trials of ANA598, ANA773 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.
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
     Actions or inaction by our collaborators could prevent or delay us from operating within our fields of interest.
     In our collaboration agreements with Novartis and LG Life Sciences, we have agreed not to conduct independently, or with any third party, activities directly competitive with the subject matter of our collaborations. In the event that, despite the discontinuation of the main programs under these collaborations, the entire agreements are not terminated, we will remain limited in our ability to independently conduct activities directed at the collaborations’ fields of interests. These limitations could last indefinitely if our collaboration partners refuse or delay the conduct of wrap-up activities under the agreements. This would leave us in an uncertain contractual relationship for an indefinite duration, which in turn could have a negative impact on our operations and stock price.
     If any conflicts arise between us and any of our collaborators, our reputation, revenues and cash position could be significantly harmed.
     Conflicts may arise between our collaborators and us, such as conflicts concerning the conduct of research, the achievement of milestones, the ownership or protection of intellectual property developed during the collaboration, or, with respect to terminating collaborations, the timing, scope and nature of termination or wind-down activities and/or amounts owed in financial reconciliations related to the termination or wind-down. For example, in the past we have been involved in disputes with Valeant Pharmaceuticals International (formerly ICN Pharmaceuticals, Inc.) regarding the license of certain compounds, which resulted in us entering into a new agreement with Valeant in December 2002 that superseded the original March 2000 license agreement between us and Valeant and resolved the disputes. Also, although we have discontinued the development of ANA975 with Novartis, our License and Co-Development Agreement remains in effect and subject to termination by Novartis. In addition, although we have decided to discontinue the development of ANA380, our Joint Development and License Agreement with LG Life Sciences for ANA380 remains in effect. We do not have rights to terminate the LG agreement in its entirety without cause and are in discussions with LG Life Sciences regarding the potential mutual termination of the Agreement. There is no guarantee that either Novartis or LG Life Sciences will not assert that we are in breach of the respective agreements or that we have liabilities under the respective agreements, or that Novartis or LG Life Sciences will raise any other allegations against us in connection with the winding down of the collaborations or termination of the agreements. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could harm our reputation, result in a loss of revenues and a reduction in our cash position, and cause a decline in our stock price:
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
     Although we have designed and managed our preclinical studies relating to ANA598 and ANA773 to date, we plan to engage clinical investigators and medical institutions to enroll patients in planned clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we will depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.

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
     We are a small company, with under 60 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our programs depend on our ability to retain highly skilled chemists, biologists, and preclinical and clinical personnel in the fields of HCV and oncology. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. We may also experience recruitment challenges due to our recent restructuring. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not currently carry “key person” insurance covering any members of senior management. If we lose the services of Steve Worland, Ph.D., our President and Chief Executive Officer, James T. Glover, our Senior Vice President, Operations and Chief Financial Officer, James L. Freddo, M.D., our Chief Medical Officer, or other members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     *Earthquake or wildfire damage to our facilities could delay our research and development efforts and adversely affect our business.
     Our headquarters and research and development facilities in San Diego, California, are located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In addition, San Diego has experienced several severe wildfires during the past several years which have destroyed or damaged many businesses and residences in the San Diego area. In the event of an earthquake or a severe wildfire, if our facilities or the equipment in our facilities are significantly damaged or destroyed for any reason, or we are otherwise required to shut down our operations, we may not be able to rebuild or relocate our facility or replace any damaged equipment, or otherwise recommence our business operations, in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.
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

     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June, 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598.  Non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead and ViroChem. Further, a number of companies have non-nucleoside polymerase inhibitor research programs.
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
     ANA773 is a prodrug of a TLR7 agonist under evaluation for oncology indications. Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773. Programs that most directly compete with ANA773 at this time are other TLR agonists under evaluation for oncology indications, including PF-3512676, in development by Coley and Pfizer, IMO-2055, in development by Idera and a cancer program in development by Dynavax.
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
Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION

3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

10.47(3) #	Separation Agreement and General Release of All Claims dated August 29, 2007 by and between the Registrant and Lawrence C. Fritz, Ph.D.

10.48#	Amended Severance Agreement and General Release dated August 1, 2007 by and between the Registrant and Devron R. Averett, Ph.D.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 19, 2004

(3)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed on August 29, 2007

#	Indicates management contract or compensatory plan

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2007	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ James T. Glover
James T. Glover
Senior Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Specimen Common Stock Certificate

10.47(3) #	Separation Agreement and General Release of All Claims dated August 29, 2007 by and between the Registrant and Lawrence C. Fritz, Ph.D.

10.48#	Amended Severance Agreement and General Release dated August 1, 2007 by and between the Registrant and Devron R. Averett, Ph.D.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 19, 2004

(3)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed on August 29, 2007

#	Indicates management contract or compensatory plan