Form 10-Q
period 2008-03-31
ANADYS PHARMACEUTICALS INC
filed 2008-05-01
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
The number of shares of common stock outstanding as of the close of business on April 29, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	28,696,948

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$32,811	$34,669
Securities available-for-sale	15,988	21,826
Accounts receivable	33	—
Prepaid expenses and other current assets	840	1,004

Total current assets	49,672	57,499

Property and equipment, net	2,442	2,647
Other assets	1,380	1,380

Total assets	$53,494	$61,526

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,580	$4,850
Current portion of deferred rent	558	565

Total current liabilities	4,138	5,415

Long-term portion of deferred rent	206	367
Other long-term liabilities	65	65

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007.	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2008 and December 31, 2007; 28,696,948 shares issued and outstanding at March 31, 2008 and December 31, 2007.	29	29
Additional paid-in capital	279,894	279,221
Accumulated other comprehensive income	258	81
Accumulated deficit	(231,096)	(223,652)

Total stockholders’ equity	49,085	55,679

Total liabilities and stockholders’ equity	$53,494	$61,526

See accompanying notes to unaudited condensed consolidated financial statements.

Note:	The balance sheet at December 31, 2007, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2008	2007
Revenues:

Collaborative agreements	$—	$1,102

Total revenues	—	1,102

Expenses:

Research and development	6,009	6,698
General and administrative	2,045	2,119

Total operating expenses	8,054	8,817

Interest income and other	610	1,032

Net loss	$(7,444)	$(6,683)

Net loss per share, basic and diluted	$(0.26)	$(0.23)

Shares used in calculating net loss per share, basic and diluted	28,697	28,620

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2008	2007

Operating Activities:
Net loss	$(7,444)	$(6,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	371
Share-based compensation expense	661	1,089
Rent expense related to warrants issued in connection with lease	12	12
Loss on disposal of property and equipment	3	—
Loss on the sale of available-for-sale securities	24	—
Changes in operating assets and liabilities:
Accounts receivable	(33)	348
Prepaid expenses and other current assets	164	(26)
Other assets	—	22
Accounts payable and accrued expenses	(1,270)	(660)
Deferred revenue	—	(726)
Deferred rent	(168)	(101)

Net cash used in operating activities	(7,775)	(6,354)

Investing Activities:
Purchases of securities available-for-sale	—	(4,165)
Proceeds from sale and maturity of securities available-for-sale	5,991	—
Purchases of property and equipment	(74)	(85)

Net cash provided by (used in) investing activities	5,917	(4,250)

Financing Activities:
Proceeds from exercise of stock options	—	87

Net cash provided by financing activities	—	87

Net decrease in cash and cash equivalents	(1,858)	(10,517)
Cash and cash equivalents at beginning of period	34,669	62,387

Cash and cash equivalents at end of period	$32,811	$51,870

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain on securities available-for-sale	$177	$43

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2008. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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

	Three months ended March 31,
	2008	2007
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	5,528	4,851
Warrants	71	279

	5,599	5,130

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	For the three months ended March 31,
	2008	2007
	(in thousands)
Net loss	$(7,444)	$(6,683)
Unrealized gain on securities available-for-sale	177	43

Comprehensive loss	$(7,267)	$(6,640)

5. Share-Based Payment
     The Company calculates share-based compensation expense for all periods presented in accordance with the SFAS 123(R), Share-Based Payment. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors in accordance with SFAS 123(R) and EITF Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically re-measured as the underlying options vest in accordance with EITF Issue 96-18.

A summary of the Company’s stock options and related information as of March 31, 2008 is as follows:

			Weighted-
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Options	Average	Term in	Intrinsic
	Outstanding	Exercise Price	Years	Value
	(in thousands)			(in thousands)
Balance at March 31, 2008	5,528	$4.36	7.31	$1

Exercisable at March 31, 2008	3,005	$5.22	5.86	$—

     The Company has reported the following amounts of share-based compensation expense in the Statements of Operations for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	For the three months ended March 31,
	2008	2007
Research and development expense	$310	$644
General and administrative expense	351	445

Total share-based compensation expense	$661	$1,089

Net share-based compensation expense, per common share basic and diluted	$0.02	$0.04

     As of March 31, 2008, there was an additional $4.3 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.61 years.
     The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007
Stock Options:
Dividend yield	0.0%	0.0%
Expected volatility	67.3%	70.0%
Risk-free interest rate	3.62%	4.68%
Expected life of the option term (in years)	5.87	6.06
     Stock-based compensation expense recognized in accordance with SFAS 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
6. Fair Value Disclosures
     In September 2006, the FASB issued SFAS No, 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123(R)).
     SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy;
     Level 1 Inputs — Quoted prices for identical instruments in active markets.
     Level 2 Inputs — Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.
     Level 3 Inputs — Instruments with primarily unobservable value drivers.

     As of March 31, 2008, the Company has $48.8 million of marketable securities consisting of money market funds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 29 months with an overall average months to maturity of 6.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the valuation of the Company’s marketable securities.
     The following table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Description
Money market funds	$178	$178	$—	$—
Commercial paper	18,491	—	18,491	—
U.S. government sponsored enterprise securities	16,146	—	16,146	—
Corporate debt securities	13,982	—	13,982	—

	$48,797	$178	$48,619	$—

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements.
7. Restructuring
     During the third quarter of 2007, the Company initiated a strategic restructuring which included a workforce reduction. The Company provided cash severance payments, continuation of benefits and outplacement services to employees directly affected by the workforce reduction. As of December 31, 2007, the Company had a remaining accrual of $0.2 million associated with this restructuring. During the three months ended March 31, 2008, no additional amounts were accrued for the restructuring and all remaining payments associated with the restructuring were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2007 included with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2008. Operating results are not necessarily indicative of results that may occur in future periods.
     This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical trials, internal programs, financial forecasts and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. We are developing ANA598, a small-molecule, non-nucleoside inhibitor of the NS5b polymerase for the treatment of hepatitis C and ANA773, an oral Toll-like receptor 7 (TLR7) agonist prodrug for cancer. During April 2008, we filed an Investigational New Drug (IND) application for ANA598, and subject to Food and Drug Administration (FDA) allowance, we plan to initiate a Phase 1 single, ascending dose clinical trial in healthy volunteers in the second quarter of 2008 to assess the safety and pharmacokinetics of ANA598. Following the healthy volunteer study, we plan to initiate in the third quarter of 2008 a short-term Phase Ib study of ANA598 in patients with chronic hepatitis C virus (HCV) infection. In February 2008, patient dosing commenced in a Phase I clinical trial of ANA773 in cancer patients in the United States. This first-in-human trial is a safety and tolerability study designed to identify pharmacologically active doses and preliminary anti-tumor activity as well as to select the dose and schedule for Phase II trials.
     We have made the strategic decision to accelerate certain non-clinical development activities for ANA598. If ANA598 is successful in early stage clinical trials, it is anticipated that the acceleration of these non-clinical activities into 2008 will enable a more rapid and continuous development path into mid-stage clinical trials during 2009. The acceleration of the ANA598 program is expected to be partially offset by a somewhat slower pace of the ANA773 program compared to previous expectations. While Anadys expects the rate of enrollment in the ANA773 oncology trial to increase in the coming quarters, the Company now expects that the pace of the program will accelerate more slowly than had been anticipated, in part due to the increased focus on the ANA598 program, making it less likely that specific tumor types and a recommended Phase II dose will be identified during 2008. We continue to explore the safety and tolerability profile of ANA773 in the ongoing Phase I trial and expect to identify pharmacologically active doses and establish the profile of immune stimulation this year, which information will support the future design of clinical trials of ANA773 (alone or in combinations) in specific tumor types.
     We have incurred significant operating losses since our inception and, as of March 31, 2008, our accumulated deficit was $231.1 million. We expect to incur substantial losses for at least the next several years as we:
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
     Share-Based Compensation. We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term of the awards. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Pending Adoption of Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 07-1 will be effective for us beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on our consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2008 and 2007
     Revenue. During the first quarter of 2008 we did not recognize any revenue. The Company had revenue of $1.1 million for the first quarter of 2007. This revenue was primarily derived from the amortization of an upfront payment and milestone payment under our former collaboration with Novartis for the development of ANA975 that was discontinued in 2007.
     Research and Development Expenses. Research and development expenses were $6.0 million for the three months ended March 31, 2008 compared to $6.7 million for the three months ended March 31, 2007. The $0.7 million decrease is primarily due to cost savings associated with our completed strategic restructuring, which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences. These decreases were partially offset by increases in development costs for ANA598 and ANA773, which can be attributed to our continued focus towards bringing ANA598 into clinical development and our on-going Phase 1 clinical trial of ANA773. Our non-cash share-based compensation expense was $0.3 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.
     The following summarizes our research and development expenses for the three months ended March 31, 2008 and 2007. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended March 31,
	2008	2007
	(In thousands)
ANA773	2,260	675
ANA598	2,105	1,824
ANA380	—	489
ANA975, net of reimbursement	15	145
Discovery stage programs	—	779
Infrastructure and support personnel	1,319	2,142
Non-cash employee and non-employee share-based compensation	310	644

Total research and development expense	$6,009	$6,698

     General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended March 31, 2008 compared to $2.1 million for the three months ended March 31, 2007. The $0.1 million decrease is primarily due to a decrease in share-based compensation expense. Non-cash share-based compensation expense for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.5 million, respectively.
     Interest Income and Other, net. Interest income and other, net was $0.6 million for the three months ended March 31, 2008 compared to $1.0 million for the three months ended March 31, 2007. The $0.4 million decrease in our interest income and other, net from the three months ended March 31, 2007 to the three months ended March 31, 2008 was primarily the result of a lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in our interest income from the three months ended March 31, 2007 to the three months ended March 31, 2008 was also driven by a reduction in the yield on our investment portfolio which was driven by a decrease in short-term interest rates over this same period.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $7.7 million from December 31, 2007 to March 31, 2008 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the three months ended March 31, 2008. As of March 31, 2008, we have $48.8 million of marketable securities consisting of money market funds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 29 months with an overall average months to maturity of 6.5 months. We have the ability to liquidate these investments without restriction. As of March 31, 2008 we do not own any securities which are classified as asset-backed securities or auction rate securities.
     We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months. We expect to incur substantial expenses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We continue to review our programs and resource requirements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and cash receipts from former collaboration agreements. In addition, we likely will need to finance future cash needs through the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the three months ended March 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(7,775)	$(6,354)

Investing Activities:
Purchases of securities available-for-sale	$—	$(4,165)
Proceeds from sale and maturity of securities available-for-sale	5,991	—
Purchases of property and equipment	(74)	(85)

Net cash provided by (used in) investing activities	$5,917	$(4,250)

     Cash flows used in operating activities increased by $1.4 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. The increase was primarily due to the receipt of $1.0 million from Novartis during the three months ended March 31, 2007 compared to no cash receipts from Novartis during the three months ended March 31, 2008. We expect to continue to utilize cash to fund our operating activities as we continue to advance our wholly owned product candidates: ANA598 and ANA773. We are not currently party to any development collaborations and therefore cash to fund future operations will most likely have to be obtained from one of the following sources: our current investment portfolio, the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing.
     Cash flows provided by investing activities increased by $10.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. The overall increase in the cash flows provided by investing activities from the three months ended March 31, 2007 to the three months ended March 31, 2008 is primarily related to the timing of the purchases and maturities of marketable securities. We expect to continue to fund operations over the next several quarters utilizing the securities currently included in our investment portfolio. The use of these securities may be partially offset by the receipt of funds from other financing sources.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the three months ended March 31,
	2008	2007
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options	$—	$87

Net cash provided by financing activities	$—	$87

     Cash flows provided by financing activities decreased by $0.1 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. There were no stock option exercises during the three months ended March 31, 2008 therefore resulting in the decrease from the three months ended March 31, 2007.

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
     As of March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
     Fair Value Inputs
     We adopted SFAS 157, as of January 1, 2008. See Note 4 and Note 6 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset.
     We value our marketable securities by using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of securities valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include Commercial paper, U.S. government sponsored enterprise securities and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we did not experience significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

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
Item 4. Controls and Procedures
     Our President and Chief Executive Officer and our Senior Vice President, Operations and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President, Operations and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President, Operations and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission.
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
     We have incurred net operating losses since our incorporation in 1992, and through March 31, 2008 we have an accumulated deficit of $231.1 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund the development costs of our product candidates, further our development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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
     Our portfolio currently consists of only ANA598 and ANA773 and thus entails highly concentrated risk of failure. If one or both of these compounds fail or have set-backs, our business and stock price will suffer.
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
     *We have recently initiated a Phase 1 clinical trial of ANA773 and are currently recruiting cancer patients. If patient enrollment does not move as quickly as we would like, our future development activities for ANA773 could be delayed, which could cause our stock price to decline.
     We have recently begun dosing patients in a Phase 1 clinical trial of ANA773 and the investigators at our clinical sites continue to recruit cancer patients with advanced solid tumors to participate in the trial. Our future development activities for ANA773 depend upon us enrolling a sufficient number of patients in this Phase I clinical trial. Development activities could be delayed if there is insufficient patient enrollment in this Phase I trial, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number of other products under development competing for the same patients in trials and the eligibility criteria for the clinical trial. The eligibility criteria for clinical trials in patients with advanced solid tumors is somewhat limiting. Furthermore, there is no guarantee that the institutions and investigators conducting the clinical trials will devote adequate time and resources to our trials, perform as contractually required or meet our desired timeline.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our March 31, 2008 cash, cash equivalents and marketable securities balance was $48.8 million. We believe that this balance will be sufficient to satisfy our anticipated cash needs for at least the next twelve months. However, we may need or choose to seek additional funding within this period of time. In addition, we will need to raise additional capital at least within the next couple of years to, among other things:
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
     We are a small company, with approximately 50 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our programs depend on our ability to retain highly skilled chemists, biologists, and preclinical and clinical personnel in the fields of HCV and oncology. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. We may also experience recruitment challenges due to our recent restructuring. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not currently carry “key person” insurance covering members of senior management other than Steve Worland, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Worland is in the amount of $1.5 million. If we lose the services of Dr. Worland, James T. Glover, our Senior Vice President, Operations and Chief Financial Officer, James L. Freddo, M.D., our Chief Medical Officer, or other members of our senior management team or key personnel, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     Our stock price may be volatile.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including the status and results of our clinical trials of ANA598 and ANA773;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the U.S. and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.
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

Item 6. Exhibits

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.16#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Stephen T. Worland, Ph.D.	Incorporated by reference to Exhibit 10.16 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.17#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James T. Glover, CPA.	Incorporated by reference to Exhibit 10.17 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.18#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.18 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.19#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Elizabeth E. Reed.	Incorporated by reference to Exhibit 10.19 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.20#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Mary Yaroshevsky-Glanville.	Incorporated by reference to Exhibit 10.20 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.23#	Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.23 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.24#	2004 Non-Employee Directors’ Stock Option Plan, as amended.	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2008	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ James T. Glover
James T. Glover
Senior Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.16#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Stephen T. Worland, Ph.D.	Incorporated by reference to Exhibit 10.16 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.17#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James T. Glover, CPA.	Incorporated by reference to Exhibit 10.17 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.18#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.18 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.19#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Elizabeth E. Reed.	Incorporated by reference to Exhibit 10.19 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.20#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Mary Yaroshevsky-Glanville.	Incorporated by reference to Exhibit 10.20 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.23#	Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.23 in the Registrant’s Current Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.24#	2004 Non-Employee Directors’ Stock Option Plan, as amended.	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.