Form 10-Q
period 2008-06-30
ANADYS PHARMACEUTICALS INC
filed 2008-07-31
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares of common stock outstanding as of the close of business on July 28, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	28,773,572

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$24,339	$34,669
Securities available-for-sale	17,773	21,826
Accounts receivable	33	—
Prepaid expenses and other current assets	1,243	1,004

Total current assets	43,388	57,499

Property and equipment, net	2,180	2,647
Other assets	1,380	1,380

Total assets	$46,948	$61,526

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,566	$4,850
Current portion of deferred rent	574	565

Total current liabilities	4,140	5,415

Long-term portion of deferred rent	59	367
Other long-term liabilities	65	65

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2008 and December 31, 2007; 28,773,572 and 28,696,948 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	29	29
Additional paid-in capital	280,752	279,221
Accumulated other comprehensive income	90	81
Accumulated deficit	(238,187)	(223,652)

Total stockholders’ equity	42,684	55,679

Total liabilities and stockholders’ equity	$46,948	$61,526

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2007, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:

Collaborative agreements	$—	$1,302	$—	$2,404

Total revenues	—	1,302	—	2,404

Expenses:

Research and development	5,501	6,975	11,510	13,673
General and administrative	1,975	2,282	4,020	4,401

Total operating expenses	7,476	9,257	15,530	18,074

Interest income and other	384	959	995	1,991

Net loss	$(7,092)	$(6,996)	$(14,535)	$(13,679)

Net loss per share, basic and diluted	$(0.25)	$(0.24)	$(0.51)	$(0.48)

Shares used in calculating net loss per share, basic and diluted	28,731	28,638	28,714	28,629

     See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating Activities:
Net loss	$(14,535)	$(13,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	744
Share-based compensation expense	1,329	2,108
Rent expense related to warrants issued in connection with lease	25	24
(Gain) loss on disposal of property and equipment	(49)	3
Loss on the sale of available for sale securities	24	—
Amortization of premium/discount on securities available-for-sale	71	20
Changes in operating assets and liabilities:
Accounts receivable	(33)	567
Prepaid expenses and other current assets	(239)	(473)
Other assets	—	(75)
Accounts payable and accrued expenses	(1,284)	(147)
Deferred revenue	—	(2,028)
Deferred rent	(299)	(216)

Net cash used in operating activities	(14,438)	(13,152)

Investing Activities:
Purchases of securities available-for-sale	(3,996)	(5,707)
Proceeds from sale and maturity of securities available-for-sale	7,963	2,480
Purchases of property and equipment	(102)	(287)
Proceeds from the sale of property and equipment	66	—

Net cash provided by (used in) investing activities	3,931	(3,514)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	177	173

Net cash provided by financing activities	177	173

Net decrease in cash and cash equivalents	(10,330)	(16,493)
Cash and cash equivalents at beginning of period	34,669	62,387

Cash and cash equivalents at end of period	$24,339	$45,894

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain (loss) on securities available-for-sale	$9	$(25)

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2008. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
     The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Actual results may differ from these estimates under different assumptions or conditions.
2. Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectability is reasonably assured. In addition, the Company has applied the following principles in recognizing revenue:
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

	Six months ended June 30,
	2008	2007
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	5,749	4,949
Warrants	71	279

	5,820	5,228

4. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(7,092)	$(6,996)	$(14,535)	$(13,679)
Unrealized (loss) gain on securities available-for-sale	(168)	(68)	9	(25)

Comprehensive loss	$(7,260)	$(7,064)	$(14,526)	$(13,704)

5. Share-Based Payment
     The Company calculates share-based compensation expense for all periods presented in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically re-measured as the underlying options vest in accordance with EITF Issue 96-18.

A summary of the Company’s stock options and related information as of June 30, 2008 is as follows:

			Weighted-
			Average
			Remaining
		Weighted	Contractual
	Options	Average	Term in	Aggregate
	Outstanding	Exercise Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at June 30, 2008	5,749	$4.27	7.22	$192

Exercisable at June 30, 2008	3,167	$5.20	5.81	$—

     The Company has reported the following amounts of share-based compensation expense in the condensed consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development expense	$313	$575	$623	$1,219
General and administrative expense	355	444	706	889

Total share-based compensation expense	$668	$1,019	$1,329	$2,108

Net share-based compensation expense, per common share basic and diluted	$0.02	$0.04	$0.05	$0.07

     As of June 30, 2008, there was an additional $4.0 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.47 years.
     The following assumptions were used to estimate the fair value of options granted for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.32%	70.0%	67.32%	70.0%
Risk-free interest rate	3.62%	4.71%	3.62%	4.70%
Expected life of the option term (in years)	5.87	6.06	5.87	6.06
     Stock-based compensation expense recognized in accordance with SFAS No. 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
6. Fair Value Disclosures
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP and expands fair value financial statement disclosure requirements. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123(R)).
     SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS No. 157 classifies these inputs into the following hierarchy;
     Level 1 Inputs – Quoted prices for identical instruments in active markets.

     Level 2 Inputs – Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.
     Level 3 Inputs – Instruments with primarily unobservable value drivers.
     As of June 30, 2008, the Company has $41.9 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 27 months with an overall average months to maturity of 7.4 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the valuation of the Company’s marketable securities.
     The following table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$70	$70	$—	$—
Commercial paper	2,100	—	2,100	—
U.S. government sponsored enterprise securities	25,982	—	25,982	—
Corporate debt securities	13,777	—	13,777	—

	$41,929	$70	$41,859	$—

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our condensed consolidated financial statements.

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
     This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, clinical trials, development programs, financial forecasts and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.
Overview
     Anadys Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. For the treatment of chronic hepatitis C, we are developing ANA598, a non-nucleoside polymerase inhibitor, and ANA773, an oral toll-like receptor 7 (TLR7) agonist prodrug. We are also developing ANA773 for the treatment of cancer.
     In the second quarter of 2008, we filed an Investigational New Drug (IND) application to study ANA598 as a therapy for hepatitis C virus (HCV) infection and subsequently received allowance from the U.S. Food and Drug Administration (FDA) to initiate clinical investigation of ANA598. Subsequently, we commenced dosing in a Phase I single, ascending dose clinical trial of ANA598 in healthy volunteers to assess the safety and pharmacokinetics of the agent. Following completion of the healthy volunteer study, we plan to transition to a short-term Phase Ib study of ANA598 in HCV infected patients, with the objective of obtaining viral load data during the first quarter of 2009. Also in the second quarter, we made the decision to accelerate certain non-clinical activities related to the development of ANA598 and plan to conduct such activities in parallel with the Phase I clinical program in an effort to expedite the future transition to mid-stage clinical trials.
     In early July 2008, we announced the expansion of our development efforts in HCV to include clinical investigation of ANA773. As an approach to treating hepatitis C, the TLR7 mechanism is independent from, and potentially complementary to, ANA598. In July 2008, we initiated dosing in the healthy volunteer portion of a Phase I clinical trial of ANA773 for the treatment of HCV, which portion of the trial is designed to assess the safety, pharmacokinetics and immunological activity of ANA773. The patient portion of the Phase I trial, which is designed to assess safety, tolerability and viral load decline, is expected to begin in the fourth quarter of 2008. This Phase I trial is being conducted in the Netherlands.
     In February 2008, patient dosing commenced in a Phase I clinical trial of ANA773 in cancer patients in the United States. This first-in-human trial is a safety and tolerability study designed to identify pharmacologically active doses and preliminary anti-tumor activity as well as to select the dose and schedule for Phase II trials. We continue to enroll patients and explore the safety and tolerability profile of ANA773 in the ongoing Phase I trial, and expect to identify a pharmacologically active dose and establish the profile of immune stimulation this year, which information is intended to support the future design of clinical trials of ANA773 (alone or in combinations) in specific tumor types.
     We have incurred significant operating losses since our inception and, as of June 30, 2008, our accumulated deficit was $238.2 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	continue the development of ANA773 for the treatment of cancer;

•	continue the development of ANA773 for the treatment of HCV;

•	develop methods for and scale-up manufacturing of ANA598 and ANA773 for clinical trials and potential commercialization;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis and make adjustments to the financials statements as considered necessary. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     Drug Development Costs. Drug development costs include costs associated with the development of our product candidates including non-clinical activities, toxicology studies, manufacturing of non-clinical and clinical materials and clinical trials. We review and accrue drug development costs based on work performed. We estimate work performed utilizing factors such as subject enrollment, estimated timeline for completion of studies and other factors. These costs and estimates vary based on the type, scope and length of non-clinical and clinical studies as well as other factors. Drug development cost accruals are subject to revisions as studies, projects and trials progress to completion. Expense is adjusted for revisions in the period in which the facts that give rise to the revision become known.
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
     Revenue Recognition. We may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin, No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectability is reasonably assured. Specifically, we have applied the following policies in recognizing revenue:
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
Pending Adoption of Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 07-1 will be effective for us beginning on January 1, 2009. The adoption of EITF 07-1 is not expected to have a material effect on our condensed consolidated financial statements.

Results of Operations
Three Months Ended June 30, 2008 and 2007
     Revenue. During the second quarter of 2008 we did not recognize any revenue. The Company had revenue of $1.3 million for the second quarter of 2007. This revenue was primarily derived from the amortization of an upfront payment and milestone payment under our former collaboration with Novartis for the development of ANA975 that was discontinued in 2007.
     Research and Development Expenses. Research and development expenses were $5.5 million for the three months ended June 30, 2008 compared to $7.0 million for the three months ended June 30, 2007. The $1.5 million decrease is primarily due to cost savings derived from our completed strategic restructuring which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences. These decreases were partially offset by increases in development costs for ANA773 including costs associated with our on-going Phase 1 clinical trial in oncology, preparation for our Phase 1 clinical trial for the treatment of HCV (which initiated dosing in July 2008), and our completed 13-week GLP animal toxicology studies. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.3 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively.
     The following summarizes our research and development expenses for the three months ended June 30, 2008 and 2007. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended June 30,
	2008	2007
	(In thousands)
ANA773	1,870	1,450
ANA598	1,942	2,089
ANA380	—	75
ANA975, net of reimbursement	33	192
Discovery stage programs	—	657
Infrastructure and support personnel	1,343	1,937
Non-cash employee and non-employee share-based compensation	313	575

Total research and development expense	$5,501	$6,975

     General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended June 30, 2008 compared to $2.3 million for the three months ended June 30, 2007. The $0.3 million decrease was primarily the result of cost savings derived from our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.4 million for the three months ended June 30, 2008 and 2007.
     Interest Income and Other, net. Interest income and other, net was $0.4 million for the three months ended June 30, 2008 compared to $1.0 million for the three months ended June 30, 2007. The $0.6 million decrease in our interest income and other, net from the three months ended June 30, 2007 to the three months ended June 30, 2008 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in our interest income from the three months ended June 30, 2007 to the three months ended June 30, 2008 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
Six Months Ended June 30, 2008 and 2007
     Revenue. During the six months ended June 30, 2008 we did not recognize any revenue. The Company had revenue of $2.4 million for the six months ended June 30, 2007. This revenue was primarily derived from the amortization of an upfront payment and milestone payment under our former collaboration with Novartis for the development of ANA975 that was discontinued in 2007.

     Research and Development Expenses. Research and development expenses were $11.5 million for the six months ended June 30, 2008 compared to $13.7 million for the six months ended June 30, 2007. The $2.2 million decrease is primarily due to cost savings derived from our completed strategic restructuring which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences. These decreases were partially offset by increases in development costs for ANA773 including costs associated with the manufacturing of non-clinical and clinical materials, our completed 13-week GLP toxicology studies, our on-going Phase 1 clinical trial in oncology and preparation for our Phase 1 clinical trial for the treatment of HCV (which initiated dosing in July 2008). Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.6 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in our non-cash share-based compensation expense was primarily associated with personnel cost savings derived from our completed strategic restructuring.
     The following summarizes our research and development expenses for the six months ended June 30, 2008 and 2007. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Six months ended June 30,
	2008	2007
	(In thousands)
ANA773	4,130	2,125
ANA598	4,046	3,914
ANA380	—	563
ANA975, net of reimbursement	49	337
Discovery stage programs	—	1,435
Infrastructure and support personnel	2,662	4,080
Non-cash employee and non-employee share-based compensation	623	1,219

Total research and development expense	$11,510	$13,673

     General and Administrative Expenses. General and administrative expenses were $4.0 million for the six months ended June 30, 2008 compared to $4.4 million for the six months ended June 30, 2007. The $0.4 million decrease was primarily the result of cost savings derived from our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the six months ended June 30, 2008 and 2007 was $0.7 million and $0.9 million, respectively.
     Interest Income and Other, net. Interest income and other, net was $1.0 million for the six months ended June 30, 2008 compared to $2.0 million for the six months ended June 30, 2007. The $1.0 million decrease in our interest income and other, net from the six months ended June 30, 2007 to the six months ended June 30, 2008 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in our interest income from the six months ended June 30, 2007 to the six months ended June 30, 2008 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $14.4 million from December 31, 2007 to June 30, 2008 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the six months ended June 30, 2008. As of June 30, 2008, we have $41.9 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 27 months with an overall average months to maturity of 7.4 months. We have the ability to liquidate these marketable securities without restriction. As of June 30, 2008 we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
     We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months. We expect to incur substantial expenses for at least the next several years as we continue our development activities, including manufacturing of compounds in development and conducting non-clinical studies and clinical trials. We continue to review our programs and resource requirements. Changes to our current operating plan may require us to utilize our available cash, cash equivalents and securities available-for-sale sooner than we expect.

     Until we can generate significant cash from our operations, we expect to fund our operations with existing cash, cash equivalents and securities available-for-sale resources that were primarily generated from the proceeds of offerings of our equity securities and cash receipts from former collaboration agreements and will need to finance additional cash needs through the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds through debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the six months ended June 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(14,438)	$(13,152)

Investing Activities:
Purchases of securities available-for-sale	$(3,996)	$(5,707)
Proceeds from sale and maturity of securities available-for-sale	7,963	2,480
Purchases of property and equipment	(102)	(287)
Proceeds from sale of property and equipment	66	—

Net cash provided by (used in) investing activities	$3,931	$(3,514)

     Cash flows used in operating activities increased by $1.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The increase was primarily due to the receipt of $1.2 million from Novartis during the six months ended June 30, 2007 compared to $0.03 million cash receipts from Novartis during the six months ended June 30, 2008. We expect to continue to utilize cash and marketable securities to fund our operating activities as we continue to advance our wholly owned product candidates: ANA598 and ANA773. We are not currently party to any development collaborations and therefore cash to fund future operations will most likely have to be obtained from one of the following sources: our current investment portfolio, the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing.
     Cash flows provided by investing activities increased by $7.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The overall increase in the cash flows provided by investing activities from the six months ended June 30, 2007 to the six months ended June 30, 2008 is primarily related to the timing of the purchases and maturities of our marketable securities. We expect to continue to fund operations over the next several quarters utilizing the marketable securities currently included in our investment portfolio. The use of these marketable securities may be partially offset by the receipt of funds from other financing sources.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the six months ended June 30,
	2008	2007
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	$177	$173

Net cash provided by financing activities	$177	$173

     Cash flows provided by financing activities were relatively consistent from the six months ended June 30, 2007 to the six months ended June 30, 2008.

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
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our non-clinical development activities;

•	our ability to establish strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of non-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA598, ANA773, or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     As of June 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission
Risks Related to Our Business
     *We are at an early stage of development, and we may never attain product sales.
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early-stage clinical testing of compounds. In 2007 we discontinued the development of ANA975 and ANA380, and our current product candidates are at only the very early stages of clinical trials. ANA598, ANA773 and any other compounds that we may develop, may never be approved for commercial sales. These compounds will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.
     *We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net operating losses since our incorporation in 1992, and through June 30, 2008 we have an accumulated deficit of $238.2 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund the development costs of our product candidates, further our development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
     *The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV and cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients or in cancer patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals which showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying ANA598 is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. ANA598 and ANA773 are at only the very beginning stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.

     *Any set-back or failure of ANA598 or ANA773 will have a large negative impact on our business and stock price.
     Our portfolio currently consists of only ANA598 and ANA773 and thus entails highly concentrated risk of failure. If one or both of these compounds fail or have set-backs, our business and stock price will suffer.
     *Any unexpected data or other challenges we may encounter in the ANA598 program could delay the progression of the early-stage trials of ANA598, which could cause our stock price to decline.
     Our planned clinical development timelines for ANA598 are structured with the objective that if ANA598 is successful in early stage clinical trials, we expect to be in a position to establish clinical proof of concept (viral load reduction in patients) during the first quarter of 2009. We are currently conducting a Phase 1 clinical trial of ANA598 in healthy volunteers, and pending successful completion of the healthy volunteer study, intend to commence a Phase Ib study in HCV infected patients. If we see adverse toxicity or other unexpected results, or experience any other challenges, in either the healthy volunteer study, the patient study or any concurrently-run animal toxicology studies, our desired timelines for the program could be detrimentally impacted. If we are unable to conduct the patient study on our planned timelines, the ability to obtain viral load data as planned during the first quarter of 2009 could be delayed which could cause our stock price to decline.
     *Our development plans for ANA598 include the acceleration into 2008 of certain non-clinical development activities in an attempt to enable a more rapid advancement into mid-stage clinical trials during 2009. Any unexpected challenges or delays in these non-clinical activities, or in the early-stage clinical trials, could result in a delay in our ability to commence Phase II trials.
     In April 2008, we announced our strategic decision to accelerate into 2008 certain non-clinical development activities for ANA598, including further manufacturing of drug substance and conducting additional toxicology studies, in an attempt to enable a more rapid advancement into mid-stage clinical trials during 2009. If we experience any challenges or set-backs with any of these activities, or with the early stage clinical trials, our ability to advance into mid-stage clinical trials could be delayed, which could cause our stock price to suffer.
     *In the first quarter of 2009, we expect to be in a position to announce viral load reduction data from our planned Phase Ib clinical trial of ANA598. Our stock price could decline significantly if the results are not favorable or are not viewed favorably, and our ability to raise additional capital would suffer.
     In early 2009, we expect to be in a position to announce viral load reduction data from our planned Phase Ib clinical trial of ANA598. These results may not be favorable or viewed favorably by us or third parties, including investors, analysts or potential collaborators. Biopharmaceutical company stock prices have declined significantly in certain instances where clinical results were not favorable, were perceived negatively or otherwise did not meet expectations. Unfavorable results or negative perceptions regarding the results of our clinical trials of ANA598, or ANA773, could cause our stock price to decline significantly and make it more difficult for us to raise additional capital that will be necessary to sustain our operations.
     *We are currently investigating ANA773 in both HCV and cancer. Any setback with the compound in one program could adversely affect our ability to develop it for the other indication, which would cause our business and stock price to suffer.
     In July 2008, we announced our plans to investigate ANA773, our oral TLR7 agonist prodrug that we have been developing for cancer, as a potential treatment for hepatitis C. We have recently begun a Phase I clinical trial of ANA773 for HCV and continue to conduct a separate Phase I clinical trial in oncology. Although the trials are being conducted separately, any setback with the compound in one program could have an adverse effect on our ability to develop it for the other indication, which would cause our business and stock price to suffer.
     *In 2007 we terminated our ANA975 development program due to challenges seen in animal toxicology studies. To the extent that the ANA975 toxicology observations are mechanism related, our ANA773 programs for cancer and hepatitis C could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR7 agonist. In 2007 we discontinued the development of ANA975 as a treatment for HCV infection due to intense immune stimulation in animals. To the extent that any of the ANA975 toxicology observations are mechanism related, rather than compound specific, we will need to determine whether the level of immune stimulation induced by TLR7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. Although results from our recently concluded ANA773 13-week animal toxicology study indicated that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential can be achieved without adverse toxicology findings, there is no guarantee that this favorable toxicology profile will persist in future toxicology studies of longer duration, or that we will not see adverse safety findings in humans. If we are unable to modulate the immunomodulatory effect with a dose and schedule that provides therapeutic benefit without causing unacceptable adverse events, then the future development of ANA773 may be terminated, which would materially and adversely affect our business and cause our stock price to decline significantly.

     *We have recently initiated a Phase 1 clinical trial of ANA773 and are continuing to recruit cancer patients. If patient enrollment does not move as quickly as we would like, our future development activities for ANA773 in oncology could be delayed, which could cause our stock price to decline.
     We have recently begun dosing patients in a Phase 1 clinical trial of ANA773 and the investigators at our clinical sites continue to recruit cancer patients to participate in the trial. Our future development activities for ANA773 in oncology depend upon us enrolling a sufficient number of patients in this Phase I clinical trial. Development activities could be delayed if there is insufficient patient enrollment in this Phase I trial, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number of other products under development competing for the same patients in trials and the eligibility criteria for the clinical trial. The eligibility criteria for clinical trials in patients with advanced solid tumors is somewhat limiting. Furthermore, there is no guarantee that the institutions and investigators conducting the clinical trials will devote adequate time and resources to our trials, perform as contractually required or meet our desired timeline.
     *We have recently initiated a Phase 1 clinical trial of ANA773 for HCV in the Netherlands. If the trial does not progress as anticipated, our future development activities for ANA773 in HCV could be delayed or terminated, which could cause our stock price to decline.
     We have recently initiated a Phase 1 clinical trial of ANA773 for HCV in the Netherlands under a two-part protocol that is designed to test ANA773 first in healthy volunteers and subsequently in HCV infected patients in what we believe will be an efficient approach to the Phase I clinical investigation. However, there is no guarantee that the anticipated benefits of this trial design will be realized. If we do not see immune stimulation at expected doses in the healthy volunteers, our ability to begin dosing in HCV infected patients could be delayed. Furthermore, we have not previously dosed patients in the ANA773 oncology program over a 28-day period without a rest interval, and there is no guarantee that tolerability or safety over 28 days in the HCV trial will be acceptable. Also, there is no guarantee that the magnitude of immune stimulation that we believe will confer therapeutic benefit will in fact reduce viral load. If the HCV trial is stopped due to safety or tolerability issues, or if the tested doses fail to reduce viral load sufficiently, our business and stock price could suffer. Furthermore, the Phase I clinical trial is being conducted in the Netherlands and not under a U.S. IND. If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, we will need to obtain the approval of the FDA under a U.S. IND. There is no guarantee that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no guarantee that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation, even if we view the data positively. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case we would be precluded from pursuing the development and commercialization of ANA773 for HCV in the United States. Even if the FDA allows the investigation of ANA773 as a treatment for HCV in the United States, there is no guarantee that the FDA will agree with our proposed clinical development plan, which could result in a delay of future clinical development in the United States and harm the value of the program.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our June 30, 2008 cash, cash equivalents and marketable securities balance was $42.1 million. We believe that this balance will be sufficient to satisfy our anticipated cash needs for at least the next 12 months. However, we will likely need or choose to seek additional funding within this period of time. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
     In addition, we will need to raise additional capital at least within the next couple of years to, among other things:
•	fund our development programs;

•	acquire rights to products or product candidates, technologies or businesses;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval.

     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements we may establish ;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA598, ANA773 and any additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.
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
     Our potential drug products will require additional nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. Previously, we have conducted only early-stage clinical trials on our own. As a result, we have very limited experience conducting clinical trials. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
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
     We engage clinical investigators and medical institutions to enroll patients in planned clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.
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
     We are a small company, with approximately 50 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our programs depend on our ability to retain highly skilled chemists, biologists, and preclinical and clinical personnel in the fields of HCV and oncology. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not currently carry “key person” insurance covering members of senior management other than Steve Worland, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Worland is in the amount of $1.5 million. If we lose the services of Dr. Worland, James T. Glover, our Senior Vice President, Operations and Chief Financial Officer, James L. Freddo, M.D., our Senior Vice President, Drug Development and Chief Medical Officer, or other members of our senior management team or key personnel, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead and ViroChem. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
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
     ANA773 is a prodrug of a TLR7 agonist under evaluation for oncology and hepatitis C indications. Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773 in the oncology markets. Programs that most directly compete with the ANA773 oncology program at this time are other TLR agonists under evaluation for oncology indications, including PF-3512676, in development by Pfizer, IMO-2055, in development by Idera and Merck KGaA and a cancer program in development by Dynavax.
     ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferon-alpha-2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), each of which are products currently approved for the treatment of HCV, and Albuferon, which is currently in late-stage clinical development.

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

Item 4. Submission of Matters to a Vote of Security Holders
     At our 2008 Annual Meeting of Stockholders (Annual Meeting) held on May 30, 2008, the stockholders were asked to vote on two items as follows:
1.	The election of three Class I directors to hold office for a three-year term, through the 2011 Annual Meeting. The nominees for election were Mark G. Foletta, CPA, Steven H. Holtzman, and Kleanthis G. Xanthopoulos, Ph.D. No other nominations were received in accordance with the Company’s Bylaws.
2.	The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.
     The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 22,669,983 shares of the 28,696,948 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Mark G. Foletta, CPA, Steven H. Holtzman, and Kleanthis G. Xanthopoulos, Ph.D. were approved as directors of the Company until the 2011 Annual Meeting and until their successors are elected as follows:

	For	Withheld
Mark G. Foletta, CPA	22,569,172	100,811
Steven H. Holtzman	22,568,260	101,723
Kleanthis G. Xanthopoulos, Ph.D.	20,645,758	2,024,225
     The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting: Marios Fotiadis and Steve Worland, Ph.D. The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting: Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., and Douglas E. Williams, Ph.D.
2.	The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008 was approved as follows:

For	Against	Abstain	Broker Non-Votes
22,597,753	29,646	42,584	—

Item 6. Exhibits

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2008	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ James T. Glover
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