Form 10-Q
period 2008-09-30
ANADYS PHARMACEUTICALS INC
filed 2008-10-24
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
The number of shares of common stock outstanding as of the close of business on October 20, 2008:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,776,072

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$20,010	$34,669
Securities available-for-sale	14,342	21,826
Prepaid expenses and other current assets	2,442	1,004

Total current assets	36,794	57,499

Property and equipment, net	1,939	2,647
Other assets	60	1,380

Total assets	$38,793	$61,526

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$4,975	$4,850
Current portion of deferred rent	490	565
Other current liabilities	84	—

Total current liabilities	5,549	5,415

Long-term portion of deferred rent	—	367
Other long-term liabilities	38	65

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2008 and December 31, 2007; 28,776,072 and 28,696,948 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29	29
Additional paid-in capital	281,509	279,221
Accumulated other comprehensive (loss) income	(796)	81
Accumulated deficit	(247,536)	(223,652)

Total stockholders’ equity	33,206	55,679

Total liabilities and stockholders’ equity	$38,793	$61,526

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2007, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:

Collaborative agreements	$—	$21,489	$—	$23,892

Total revenues	—	21,489	—	23,892

Expenses:

Research and development	7,581	7,602	19,091	21,275
General and administrative	2,084	2,444	6,104	6,844

Total operating expenses	9,665	10,046	25,195	28,119

Interest income and other	316	864	1,311	2,855

Net (loss) income	$(9,349)	$12,307	$(23,884)	$(1,372)

Net (loss) income per share, basic and diluted	$(0.32)	$0.43	$(0.83)	$(0.05)

Shares used in calculating net (loss) income per share, basic and diluted	28,775	28,651	28,734	28,637

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net loss	$(23,884)	$(1,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869	1,103
Share-based compensation expense	2,067	3,502
Rent expense related to warrants issued in connection with lease	38	36
(Gain) loss on disposal of property and equipment	(35)	18
Loss on the sale of available for sale securities	24	—
Amortization of premium/discount on securities available-for-sale	116	19
Changes in operating assets and liabilities:
Accounts receivable	—	1,175
Prepaid expenses and other current assets	(1,438)	(375)
Other assets	1,320	(52)
Accounts payable and accrued expenses	125	(492)
Deferred revenue	—	(23,517)
Deferred rent	(442)	(341)
Other current and long-term liabilities	57	—

Net cash used in operating activities	(21,183)	(20,296)

Investing Activities:
Purchases of securities available-for-sale	(3,996)	(12,850)
Proceeds from sale and maturity of securities available-for-sale	10,463	6,381
Purchases of property and equipment	(192)	(340)
Proceeds from the sale of property and equipment	66	—

Net cash provided by (used in) investing activities	6,341	(6,809)

Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	183	173

Net cash provided by financing activities	183	173

Net decrease in cash and cash equivalents	(14,659)	(26,932)
Cash and cash equivalents at beginning of period	34,669	62,387

Cash and cash equivalents at end of period	$20,010	$35,455

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized (loss) gain on securities available-for-sale	$(877)	$80

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
3. Net (Loss) Income Per Share
     The Company calculates basic and diluted net (loss) income per share for all periods presented in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net (loss) income per share was calculated by dividing the net (loss) income for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share was calculated by dividing the net (loss) income for the period by the weighted-average number of common stock equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The Company has excluded all outstanding options and warrants from the calculation of diluted net (loss) income per common share because all such securities are anti-dilutive for all periods presented.

	Nine months ended September 30,
	2008	2007
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	5,806	5,259
Warrants	71	279

	5,877	5,538

4. Comprehensive (Loss) Income
     Comprehensive (loss) income is comprised of net (loss) income adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net (loss) income to comprehensive (loss) income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net (loss) income	$(9,349)	$12,307	$(23,884)	$(1,372)
Unrealized (loss) gain on securities available-for-sale	(886)	105	(877)	80

Comprehensive (loss) income	$(10,235)	$12,412	$(24,761)	$(1,292)

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
A summary of the Company’s stock options and related information as of September 30, 2008 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at September 30, 2008	5,806	$4.25	7.00	$890

Exercisable at September 30, 2008	3,497	$5.04	5.83	$140

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development expense	$326	$969	$949	$2,188
General and administrative expense	412	423	1,116	1,314

Total share-based compensation expense	$738	$1,392	$2,065	$3,502

Net share-based compensation expense, per common share basic and diluted	$0.03	$0.05	$0.07	$0.12

     As of September 30, 2008, there was an additional $3.4 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.35 years.
     The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.32%	70.72%	67.32%	70.54%
Risk-free interest rate	3.62%	4.34%	3.62%	4.43%
Expected life of the option term (in years)	5.87	5.30	5.87	5.49
     Stock-based compensation expense recognized in accordance with SFAS No. 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
6. Investments
     Securities available-for-sale consisted of the following as of September 30, 2008 and December 31, 2007, respectively (in thousands):

	September 30, 2008
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$3,998	$—	$(9)	$3,989
Corporate debt securities	11,140	22	(809)	10,353

	$15,138	$22	$(818)	$14,342

	December 31, 2007
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$3,492	$5	$—	$3,497
Corporate debt securities	18,253	96	(20)	18,329

	$21,745	$101	$(20)	$21,826

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of September 30, 2008 and December 31, 2007 are shown below (in thousands):

	September 30, 2008
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
Within one year	$13,876	$22	$(783)	$13,115
After one year through two years	1,262	—	(35)	1,227

	$15,138	$22	$(818)	$14,342

	December 31, 2007
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
Within one year	$12,487	$27	$(6)	$12,508
After one year through three years	9,258	74	(14)	9,318

	$21,745	$101	$(20)	$21,826

     Included in the Company’s portfolio of securities available-for-sale as of September 30, 2008, is an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond that matures on August 15, 2009. As of September 30, 2008, the face value of the security is $2.2 million and the current market value is $1.4 million, which resulted in a $0.8 million unrealized loss that the Company has recorded as a component of accumulated other comprehensive loss.
     As of September 30, 2008, the Company performed a review of all of the securities in its portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond discussed above, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of September 30, 2008 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of September 30, 2008 have been in an unrealized loss position for greater than one year.
7. Fair Value Disclosures
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

     As of September 30, 2008, the Company has $33.3 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 24 months with an overall average months to maturity of 5.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the valuation of the Company’s marketable securities.
     The following table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Description
Money market funds	$1,517	$1,517	$—	$—
Commercial paper	15,816	—	15,816	—
U.S. government sponsored enterprise securities	5,582	—	5,582	—
Corporate debt securities	10,354	—	10,354	—

	$33,269	$1,517	$31,752	$—

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our unaudited condensed consolidated financial statements.

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
     In the second quarter of 2008, we commenced dosing in a Phase I single, ascending dose clinical trial of ANA598 in healthy volunteers to assess the safety and pharmacokinetics of the agent. In late September 2008, we announced preliminary results of the Phase I clinical trial of ANA598 in healthy volunteers and the finalization of the protocol for a Phase 1b trial of ANA598 in HCV infected patients. Dosing is expected to begin in the Phase 1b clinical trial during the fourth quarter of 2008. We expect to have viral load data from the Phase 1b study in the first quarter of 2009.
     In July 2008, we announced the expansion of our development efforts in HCV to include clinical investigation of ANA773. As an approach to treating hepatitis C, the TLR7 mechanism is independent from, and potentially complementary to ANA598. In July 2008, we initiated dosing in the healthy volunteer portion (Part A) of a Phase I clinical trial of ANA773 for the treatment of HCV. This portion of the trial is designed to assess the safety, pharmacokinetics and immunological activity of ANA773. In October 2008, we completed dosing in healthy volunteers. Dosing is expected to begin in HCV-infected patients in Part B of the study during the fourth quarter of 2008. The primary objectives of Part B are to assess safety, tolerability and viral load decline in HCV patients. This Phase I trial is being conducted in the Netherlands.
     In February 2008, patient dosing commenced in a Phase I clinical trial of ANA773 in cancer patients in the United States. This first-in-human trial is a safety and tolerability study designed to identify pharmacologically active doses and preliminary anti-tumor activity as well as to select the dose and schedule for Phase II trials. We continue to enroll patients and explore the safety and tolerability profile of ANA773 in the ongoing Phase I trial, and expect to identify a pharmacologically active dose and establish the profile of immune stimulation by early 2009, which information is intended to support the future design of clinical trials of ANA773 (alone or in combinations) in specific tumor types.
     We have incurred significant operating losses since our inception and, as of September 30, 2008, our accumulated deficit was $247.5 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	continue the development of ANA773 for the treatment of HCV;

•	continue the development of ANA773 for the treatment of cancer;

•	develop methods for and scale-up manufacturing of ANA598 and ANA773 for clinical trials and potential commercialization;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

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
Pending Adoption of Recent Accounting Pronouncements
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
Results of Operations
Three Months Ended September 30, 2008 and 2007
     Revenue. During the third quarter of 2008 we did not recognize any revenue. The Company had revenue of $21.5 million for the third quarter of 2007. In the third quarter 2007, the Company and Novartis decided to discontinue the development of ANA975 and as a result, the Company recognized $21.0 million of previously deferred revenue representing the remaining unrecognized portion of a $20.0 million up-front payment and a $10.0 million IND milestone payment that were previously being recognized over the estimated development period of ANA975.
     Research and Development Expenses. Research and development expenses were $7.6 million for the three months ended September 30, 2008 and 2007. During the three months ended September 30, 2008 we incurred significant increases in development costs associated with our ANA598 program as a result of our on-going Phase I clinical trial which was initiated during May 2008, the initiation of long-term chronic toxicology studies in ANA598 during September 2008 and the manufacturing of additional drug substance to support the long-term chronic toxicology studies. This increase was offset by cost savings derived from our completed strategic restructuring, which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences during 2007. Included in the three months ended September 30, 2007 was a one-time cash charge of $0.7 million associated with our strategic restructuring. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.3 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in our non-cash share-based compensation expense was primarily associated with personnel cost savings derived from our completed strategic restructuring.
     The following summarizes our research and development expenses for the three months ended September 30, 2008 and 2007. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended September 30,
	2008	2007
	(In thousands)
ANA773	2,058	2,080
ANA598	3,735	1,593
ANA380	—	119
ANA975, net of reimbursement	51	168
Discovery stage programs	—	326
Infrastructure and support personnel	1,411	1,628
Severance related to reduction in force	—	719
Non-cash employee and non-employee share-based compensation	326	969

Total research and development expense	$7,581	$7,602

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the three months ended September 30, 2008, ANA773 HCV related costs were $1.6 million and ANA773 oncology related costs were $0.5 million.
     General and Administrative Expenses. General and administrative expenses were $2.1 million for the three months ended September 30, 2008 compared to $2.4 million for the three months ended September 30, 2007. The $0.3 million decrease was primarily the result of cost savings derived from our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.4 million for the three months ended September 30, 2008 and 2007.
     Interest Income and Other. Interest income and other was $0.3 million for the three months ended September 30, 2008 compared to $0.9 million for the three months ended September 30, 2007. The $0.6 million decrease in our interest income and other from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in our interest income from the three months ended September 30, 2007 to the three months ended September 30, 2008 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.

Nine Months Ended September 30, 2008 and 2007
     Revenue. During the nine months ended September 30, 2008 we did not recognize any revenue. The Company had revenue of $23.9 million for the nine months ended September 30, 2007. In the third quarter 2007, the Company and Novartis decided to discontinue the development of ANA975 and as a result, the Company recognized $21.0 million of previously deferred revenue representing the remaining unrecognized portion of a $20.0 million up-front payment and a $10.0 million IND milestone payment that were previously being recognized over the estimated development period of ANA975.
     Research and Development Expenses. Research and development expenses were $19.1 million for the nine months ended September 30, 2008 compared to $21.3 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 we made significant progress on the development of ANA598 and ANA773 which has resulted in an increase in the development costs for both programs. During the nine months ended September 30, 2008 we incurred development costs associated with our ANA598 program related to our completed Phase I clinical trial, the initiation of long-term chronic toxicology studies in ANA598 during September 2008 and the manufacturing of clinical and non-clinical materials. Development costs for ANA773 include costs associated with the manufacturing of non-clinical and clinical materials, our completed 13-week GLP toxicology studies, our on-going Phase 1 clinical trial in oncology and our on-going Phase 1 clinical trial for the treatment of HCV. These increases were offset by cost savings derived from our completed strategic restructuring which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.9 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our non-cash share-based compensation expense was primarily associated with personnel cost savings derived from our completed strategic restructuring.
     The following summarizes our research and development expenses for the nine months ended September 30, 2008 and 2007. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Nine months ended September 30,
	2008	2007
	(In thousands)
ANA773	6,188	4,205
ANA598	7,782	5,506
ANA380	—	683
ANA975, net of reimbursement	99	506
Discovery stage programs	—	1,761
Infrastructure and support personnel	4,073	5,707
Severance related to reduction in force	—	719
Non-cash employee and non-employee share-based compensation	949	2,188

Total research and development expense	$19,091	$21,275

     General and Administrative Expenses. General and administrative expenses were $6.1 million for the nine months ended September 30, 2008 compared to $6.8 million for the nine months ended September 30, 2007. The $0.7 million decrease was primarily the result of cost savings derived from our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the nine months ended September 30, 2008 and 2007 was $1.1 million and $1.3 million, respectively.
     Interest Income and Other. Interest income and other was $1.3 million for the nine months ended September 30, 2008 compared to $2.9 million for the nine months ended September 30, 2007. The $1.6 million decrease in our interest income and other from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in our interest income from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
Liquidity and Capital Resources
     Our cash, cash equivalents and available-for sale securities decreased by $22.1 million from December 31, 2007 to September 30, 2008 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during this period. As of September 30, 2008, we have $33.3 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 24 months with an overall average months to maturity of 5.5 months. We have the ability to liquidate these marketable securities without restriction.
     Included in our portfolio of securities available-for-sale as of September 30, 2008, is an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond that matures on August 15, 2009. As of September 30, 2008, the face value of the security is $2.2 million and the current market value is $1.4 million, which resulted in a $0.8 million unrealized loss that is recorded as a component of accumulated other comprehensive loss.
     As of September 30, 2008, we performed a review of all of the securities in our portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in our assessment included but were not limited to the following: our ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of September 30, 2008 related to securities currently in the Company’s portfolio. We also noted that none of the securities as of September 30, 2008 have been in an unrealized loss position for greater than one year. As of September 30, 2008 we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
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
     Until we can generate significant cash from our operations, we expect to fund our operations with existing cash, cash equivalents and securities available-for-sale resources that were primarily generated from the proceeds of offerings of our equity securities and cash receipts from former collaboration agreements. We will need to finance additional cash needs through the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, reduce the scope of or eliminate some or all of our development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds through debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Cash Flows from Operating Activities and Investing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the nine months ended September 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(21,183)	$(20,296)

Investing Activities:
Purchases of securities available-for-sale	$(3,996)	$(12,850)
Proceeds from sale and maturity of securities available-for-sale	10,463	6,381
Purchases of property and equipment	(192)	(340)
Proceeds from sale of property and equipment	66	—

Net cash provided by (used in) investing activities	$6,341	$(6,809)

     Cash flows used in operating activities increased by $0.9 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The increase was primarily due to the receipt of $1.8 million from Novartis during the nine months ended September 30, 2007 compared to $0.03 million cash receipts from Novartis during the nine months ended September 30, 2008. We expect to continue to utilize cash and marketable securities to fund our operating activities as we continue to advance our wholly owned product candidates ANA598 and ANA773. We are not currently party to any development collaborations and therefore cash to fund future operations will most likely have to be obtained from one of the following sources: our current investment portfolio, the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing.
     Cash flows provided by investing activities increased by $13.2 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The overall increase in the cash flows provided by investing activities from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 is primarily related to the timing of the purchases and maturities of our marketable securities. We expect to continue to fund operations over the next several quarters utilizing the marketable securities currently included in our investment portfolio. The use of these marketable securities may be partially offset by the receipt of funds from other financing sources.
     Cash Flows from Financing Activities:
     Our condensed consolidated statements of cash flows are summarized as follows:

	For the nine months ended September 30,
	2008	2007
	(In thousands)
Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	$183	$173

Net cash provided by financing activities	$183	$173

     Cash flows provided by financing activities were relatively consistent from the nine months ended September 30, 2007 to the nine months ended September 30, 2008.
     Future Cash Requirements
     We expect our development expenses to be substantial as we continue the advancement of our current development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our financial condition and results of operations.
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
     As of September 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

     Fair Value Inputs
     We adopted SFAS 157, as of January 1, 2008. See Note 6 and Note 7 to the unaudited Condensed Consolidated Financial Statements. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset.
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
     We have incurred net operating losses since our incorporation in 1992, and through September 30, 2008 we have an accumulated deficit of $247.5 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to fund the development costs of our product candidates, further our development activities and potentially acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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
     Our planned clinical development timelines for ANA598 are structured with the objective that if ANA598 is successful in early stage clinical trials, we expect to be in a position to establish clinical proof of concept (viral load reduction in patients) during the first quarter of 2009. We have completed a Phase 1 clinical trial of ANA598 in healthy volunteers, and intend to commence a Phase Ib study of ANA598 in HCV infected patients during the fourth quarter of 2008. If we see adverse toxicity or other unexpected results, or experience any other challenges, in our early clinical trials or any concurrently-run animal toxicology studies, our desired timelines for the program could be detrimentally impacted. If we are unable to conduct the Phase Ib patient study on our planned timelines, the ability to obtain viral load data as planned during the first quarter of 2009 could be delayed which could cause our stock price to decline.
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
     *  In the first quarter of 2009, we expect to be in a position to announce viral load reduction data from our planned Phase Ib clinical trial of ANA598. Our stock price could decline significantly if the results are not favorable or are not viewed favorably, and our ability to raise additional capital would suffer.
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
     *We have recently initiated a Phase 1 clinical trial of ANA773 for HCV in the Netherlands. If the trial does not progress favorably, our future development activities for ANA773 in HCV could be delayed or terminated, which could cause our stock price to decline.
     We have recently initiated a Phase 1 clinical trial of ANA773 for HCV in the Netherlands under a two-part protocol that is designed to test ANA773 first in healthy volunteers and subsequently in HCV infected patients in what we believe will be an efficient approach to the Phase I clinical investigation. However, there is no guarantee that the anticipated benefits of this trial design will be realized.  Furthermore, we have not previously dosed patients in the ANA773 oncology program over a 28-day period without a rest interval, and there is no guarantee that tolerability or safety over 28 days in the HCV trial will be acceptable or that the dose levels required to induce the level of immune stimulation required to have an antiviral effect will be tolerable over time.  Also, there is no guarantee that the magnitude of immune stimulation that we believe will confer therapeutic benefit will in fact reduce viral load. If the HCV trial is stopped due to safety or tolerability issues, or if the tested doses fail to reduce viral load sufficiently, our business and stock price could suffer. Also, if we are unable to achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished.  Furthermore, the Phase I clinical trial is being conducted in the Netherlands and not under a U.S. IND. If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, we will need to obtain the approval of the FDA under a U.S. IND. There is no guarantee that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no guarantee that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation, even if we view the data positively. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case we would be precluded from pursuing the development and commercialization of ANA773 for HCV in the United States. Even if the FDA allows the investigation of ANA773 as a treatment for HCV in the United States, there is no guarantee that the FDA will agree with our proposed clinical development plan, which could result in a delay of future clinical development in the United States and harm the value of the program.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our September 30, 2008 cash, cash equivalents and marketable securities balance was $34.4 million. We believe that this balance will be sufficient to satisfy our anticipated cash needs for at least the next 12 months. However, we will likely need or choose to seek additional funding within this period of time. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
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
     *If we fail to establish new collaborations, we may be unable to advance our programs, which could cause our stock price to decline.
     Our near and long-term viability will depend in part on our ability to successfully establish strategic collaborations with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently fully develop and commercialize ANA598 and ANA773, we will either need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development and commercialization of these potential products.  We are currently engaging in discussions with certain potential collaborators regarding a collaboration around ANA598.  However, establishing strategic collaborations is difficult and time-consuming and there is no guarantee that we will be able to enter into a collaboration on our desired time-line or on terms acceptable to us. Potential collaborators may reject collaborations based upon their assessment of our competitive, financial, regulatory or intellectual property position or any other reason. If we fail to establish collaborations on acceptable terms, we may need to delay or terminate one or more of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.
     *Our securities available-for-sale held in the form of marketable securities are subject to market, interest and credit risk that may reduce their value
     A portion of our securities available-for-sale is invested in marketable securities. Our cash position may be adversely affected by changes in the value of these securities. In particular, the value of these holdings may be adversely affected by increases in interest rates, downgrades by rating agencies on the issuers of corporate bonds included in the portfolio and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio and may adversely affect our cash position.
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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck and ViroChem. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Albuferon, in development by Human Genome Sciences and Novartis, VX-950, in development by Vertex Pharmaceuticals and Janssen Pharmaceutica, SCH503034, in development by Schering-Plough, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Tibotec and Medivir , MK-7009 in development by Merck, BI-201335 in development by Boehringer Ingelheim, R-1626, in development by Roche and R-7128 in development by Pharmasset and Roche.
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
     ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferon-alpha-2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), each of which are products currently approved for the treatment of HCV, and Albuferon, which is currently in late-stage clinical development. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients.

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

Date: October 23, 2008	ANADYS PHARMACEUTICALS, INC.

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