Form 10-K
period 2008-12-31
ANADYS PHARMACEUTICALS INC
filed 2009-03-03
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

     Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $53,625,398 as of such date.
     As of February 17, 2009, the Registrant had outstanding 28,830,094 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2009 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

ANADYS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our development plans and programs, clinical trials, strategies and objectives, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our periodic reports filed with the Securities and Exchange Commission (SEC), including, without limitation, those discussed in “Item 1A. Risk Factors” and in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
PART I
Item 1. Business
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. We are developing ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase for the treatment of hepatitis C and ANA773, an oral, small molecule Toll-like receptor 7 (TLR7) agonist prodrug for the treatment of hepatitis C and cancer. Both ANA598 and ANA773 were discovered at Anadys and are wholly owned assets of Anadys.
     We believe that hepatitis C and oncology are two disease areas that represent large and significant unmet medical needs. Our objective is to develop new medicines that will improve the treatment outcomes for patients with these serious diseases. We believe that meaningful improvements in patient outcomes offer the highest likelihood for commercial acceptance of our products if approved for sale.
     Our expertise is based on two distinct scientific approaches to treating disease. With ANA598 we are focused on developing a direct antiviral, meaning a product candidate that acts by directly interacting with, and blocking the function of, a component of the virus. We discovered ANA598 through an extensive structure-based drug design program that focused on parameters critical for success in chronic viral diseases, including potency and sustained drug levels in blood. With ANA773, we are stimulating the patient’s own immune system to block cells infected with the hepatitis C virus from further amplifying the infection by producing more virus particles. Activation of the same pathways may also allow the patient’s immune system to attack cancer cells. ANA773 stimulates the immune system through activating a key receptor on immune cells known as TLR7. Our knowledge of TLR7 is buttressed by an extensive preclinical program exploring the pharmacology of this receptor and by previous clinical experience with other molecules that act by the TLR7 mechanism.
ANA598
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
     ANA598 is currently being investigated in a Phase Ib patient study. On January 8, 2009 we announced results from the first cohort of this study which demonstrated a 2.5 log10 median viral load decline after three days of dosing in the eight patients who received 200 mg of ANA598 twice-daily. This data was subsequently supplemented with data from three additional patients who also received 200 mg of ANA598 twice daily over three days. Results from all eleven patients who received the 200 mg dose level demonstrated a 2.4 log10 median viral load decline. Results from these eleven patients also indicated that ANA598 was very well tolerated and no serious adverse events were reported, although conclusions regarding longer-term safety and tolerability cannot be made until the results of future clinical trials of longer duration in more patients are known. Following our announcement of the data from the patients who received the 200 mg dose level, we continued to enroll the subsequent dose cohorts, dosing patients with either placebo, or 400 mg or 800 mg twice daily over three days. We are nearing completion of dosing in the Phase Ib study and expect to receive and analyze the safety and viral load data from the 400 mg and 800 mg dose cohorts over the course of the next several weeks. We intend to release the full data from all three dose cohorts during the second quarter of 2009.
     We are also currently conducting a clinical trial of ANA598 in healthy subjects to evaluate the steady-state pharmacokinetics, safety and tolerability of multiple doses of ANA598 administered orally over a 14-day period. We expect to have data from this study in the second quarter of 2009.
     Preclinical evaluation of ANA598 required for initiation of clinical investigation was completed in the first quarter of 2008, leading to submission of an Investigational New Drug Application (IND) to the U.S. Food and Drug Administration (FDA), subsequent allowance of the IND by the FDA and initiation of clinical investigation in the second quarter of 2008. In December 2008, we announced that the FDA granted fast track designation to ANA598 for the treatment of chronic HCV infection.
     In the preclinical program, ANA598 was well tolerated at all doses tested in 28-day GLP toxicology studies. In September 2008, we initiated long-term, chronic toxicology studies of ANA598. Contingent on successful completion, these long-term toxicology studies are designed to support dosing up to 48 weeks in Phase II studies.
     If ANA598 is successful in early stage development, we anticipate completing in mid-2009 the clinical, toxicology and manufacturing activities that should enable us to be ready to initiate longer term, Phase II, studies of ANA598 in combination with current standard of care. The actual timing for the initiation of Phase II studies will depend on a number of factors, including FDA review timelines, the timing of any potential strategic alliance or other transaction around ANA598 or ANA773, available cash resources and funding activities and the engagement of clinical sites.
ANA773
     ANA773 is a novel, oral inducer of endogenous interferons that acts via the TLR7 pathway that we are developing as a treatment for both HCV and cancer. Both the prodrug and its active substance were discovered, designed and synthesized by Anadys scientists. Pharmacology studies have shown that ANA773 can elicit desired immune responses and that components of the response can be modulated by both dose and schedule of administration.
ANA773 for HCV
     In July 2008, we resumed investigation of the TLR7 mechanism for HCV by taking ANA773 into a clinical trial in the Netherlands that was designed to test ANA773 in both healthy volunteers and patients with HCV. In October 2008, we completed dosing in healthy volunteers. No serious adverse events were reported. Dosing in the patient portion of the study commenced in October 2008 and has recently concluded. In this part of the study, patients received single oral doses every other day over 28 days, at doses of either 800 mg, 1200 mg or 1600 mg, with six subjects receiving ANA773 and two receiving placebo in each dose cohort. To date, we have received data from the 800 mg and 1200 mg cohorts and from seven out of the eight patients in the 1600 mg cohort. No serious adverse events have been reported and there were no discontinuations from the patient portion of the study. At the 800 mg and 1200 mg dose levels minimal immune induction and no significant viral load decrease was noted. At the 1600 mg dose level, initial indications of immune induction and viral load decrease were seen in three of the five patients who have received ANA773 for whom we have data. We are in the process of analyzing this data and we are considering the possibility of exploring a higher dose level.
     Results from preclinical pharmacology studies showed that ANA773 elicited desired immune responses influenced by both dose and schedule of administration. Results of completed toxicology studies showed that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential could be achieved in animals without adverse toxicology findings.
ANA773 for Cancer
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
     We are currently conducting a Phase I clinical trial in the United States in cancer patients under a U.S. IND. This trial is a safety and tolerability study designed to identify pharmacologically active doses and establish the profile of immune stimulation, which information is intended to support the future design of clinical trials of ANA773 (alone or in combinations) in specific tumor types.
     We are in the early stages of drug development with both ANA598 and ANA773. Substantial further investment by us will be necessary in order to progress our product candidates beyond the events referenced above and through additional clinical testing before we will be able to seek regulatory approval.
Industry Background
     Based on available market data, we estimate that the global HCV market in 2008 was between $2 and 3 billion. Due to significant global prevalence and substantial unmet medical need, improving the treatment of chronic HCV virus infection remains an important priority for the medical community and the pharmaceutical industry. Many patients with chronic HCV infection do not receive the current standard of care due to concerns about adverse events or have incomplete response to the current standard of care. If untreated or inadequately treated, chronic HCV infection can result in significant liver damage (cirrhosis), liver transplantation and liver cancer.
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
     In addition to the side effects, current therapies do not provide sustained elimination of the virus, called “sustained virologic response” (SVR), for a large proportion of chronically infected patients. For example, in clinical trials, approximately 50 percent of the genotype 1 patients, which represent the largest portion of HCV patients in the U.S., Europe and Japan, do not achieve sustained virologic response six months after the end of the treatment. Due to the lack of alternative treatments, patients without a sustained virologic response have no other treatment option but to undergo a second 48-week course of interferon-alpha-based therapy with a different brand of interferon-alpha. This second course of therapy subjects the relapsed patient to a similar risk of side effects as the previous course of therapy and offers the benefit of SVR in only a small fraction of patients who complete the 48 week treatment.
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
     Cancer
     Cancer remains a disease with significant unmet medical need. Each year, an estimated 12 million people worldwide are diagnosed with cancer and more than half will eventually die from their disease. According to the American Cancer Society, the number of new cancer cases in the United States is projected at 1.4 million for 2008, and approximately one out of every two men, and one out of every three women, will develop cancer during his or her lifetime. Cancer accounts for nearly one-quarter of all deaths in the United States, exceeded only by heart disease.
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
     Toll-Like Receptors
     Toll-Like Receptors — or TLRs — are a relatively new scientific discovery, though their origins date back hundreds of millions of years. TLRs evolved as a way to protect organisms against pathogens such as viruses and bacteria. This defense mechanism has proven so effective that it is an integral part of the human immune system today and a promising target for innovative new medicines.
     In 1997, the first human TLR was cloned. To date, scientists have discovered 10 TLRs in humans, each recognizing generic molecular patterns associated with a variety of invading pathogens.
     TLR Agonists in Viral Diseases
     Certain TLRs are responsible for fighting bacterial and fungal infections; others respond specifically to viral infections.
     Unlike adaptive immunity, which enables the immune system to remember and fight specific infections that it has encountered before, innate immunity is the ability to recognize foreign invaders upon their very first meeting. This function is regulated in part by TLRs, a family of proteins that serve as a first line of defense in the body.
     Once a TLR recognizes a particular pathogen, it launches a dual assault. First, it triggers the body’s innate immunity, initiating an inflammatory response to fight the invader that includes induction of interferon, a natural disease fighter that is the basis for many approved products. It then alerts and educates the body’s adaptive immune system so that it will recognize the pathogen in the future. If TLRs fail, the body is left vulnerable to infection.

     TLR Agonists in Cancer
     As key regulators of both innate and adaptive immune responses, TLRs have been shown in research studies to affect several diseases, including cancer. Clinical studies have demonstrated that activation of TLR7 is effective in treating certain cancers that appear on the skin. Specifically, topical imiquimod (Aldara®)  is approved for the treatment of superficial basal cell carcinoma. Unfortunately, however, imiquimod is poorly tolerated when administered orally, limiting its utility for broader indications requiring systemic exposure.
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
Our Strategy
     The key elements of our strategy include the following:
•	Advance the Development of ANA598 in HCV. We are developing ANA598, a non-nucleoside inhibitor of the HCV NS5B polymerase. During 2009 we intend to:
•	Complete the Phase Ib clinical trial in HCV infected patients, and announce the full data set from all dose cohorts during the second quarter of 2009;

•	Complete a 14 day trial in healthy subjects and receive data from that trial in the second quarter of 2009;

•	Complete the manufacturing of drug substance and drug product necessary to initiate Phase II studies of ANA598 by the middle of 2009;

•	Complete six and nine month toxicology studies of ANA598, which are designed to enable dosing up to 48 weeks in Phase II studies; and

•	Contingent on the receipt of additional funding, conduct Phase II studies of ANA598 in combination with the current standard of care (pegylated interferon-alpha and ribavirin).
•	Advance the Development of ANA773 in HCV. We have recently completed dosing in a Phase I clinical trial of ANA773 in HCV patients. During 2009 we intend to:
•	Analyze the data from the 1600 mg dose level in HCV infected patients;

•	Assess the possibility of exploring a higher dose in HCV infected patients; and

•	Pending completion of the analysis of the 1600 mg dose level and potentially the results of a higher dose level, determine the business case for proceeding into Phase II and further non-clinical activities necessary to support Phase II trials with ANA773 as a therapy for HCV infection.
•	Advance the Development of ANA773 in Cancer. We are currently conducting a Phase I clinical trial of ANA773 in cancer patients. During 2009 we intend to:
•	Explore the pharmacodynamic response in cancer patients;

•	Select the tumor types for potential Phase II evaluation; and

•	Select the dose and schedule for potential Phase II clinical trials.
•	Pursue the development of novel, high quality product candidates in major disease areas. We select our product candidates based on demonstrated properties that suggest the potential to change treatment paradigms and become important products in time. Our strategy is to couple high quality candidates with a disciplined investment approach, pursuing time- and cost-efficient paths to obtaining clinical data.

•	Opportunistically Explore Strategic Alliances around our product candidates. We intend to explore potential strategic alliances and other transactions around ANA598 and ANA773.

     We currently have no ongoing collaborations.
Our Development Programs
     ANA598 for HCV
     ANA598 is a direct antiviral that blocks the hepatitis C virus’ ability to multiply by inhibiting the viral RNA polymerase. ANA598 belongs to a class of direct antivirals referred to as non-nucleosides. We believe non-nucleosides will become an important component of future combination regimens used to treat HCV infection, similar to the role played by non-nucleoside inhibitors in HIV therapy. In 2007 we selected ANA598 as a development candidate. This selection represented the culmination of a comprehensive structure-based drug design program directed towards the viral RNA polymerase. ANA598 has demonstrated the preclinical properties, including potency, pharmacokinetics and early safety, that we believe are prerequisites for successful development in the HCV area and has recently demonstrated proof of viral load reduction in HCV-infected patients in our Phase Ib study described below.
     We believe that non-nucleoside NS5B polymerase inhibitors offer an exciting potential new way to target treating HCV infection, as part of combination regimens which may include other direct antivirals (such as protease inhibitors and/or nucleosides polymerase inhibitors) and/or immunomodulators (such as pegylated interferon). We believe that polymerase inhibitors have the potential to be equally important components of future regimens as protease inhibitors, which is another class of HCV direct antivirals currently in clinical development by a number of companies, including Vertex (with Mitsubishi and Johnson & Johnson) and Schering Plough. Historically, it has been challenging to identify non-nucleoside polymerase inhibitors that display both potency and sustained drug levels in blood. With ANA598, we believe we have created a product candidate that has the potential to overcome this challenge. We believe that we have the opportunity to be competitive in the effort to develop non-nucleoside polymerase inhibitors for the treatment of HCV, since, to our knowledge the number of non-nucleosides in development is smaller than the number of potentially attractive combinations that can be formed with attractive protease inhibitors and nucleoside polymerase inhibitors in development. We believe that the future evolution of HCV therapy will likely include protease inhibitors, nucleosides and non-nucleosides used in various combinations. Therefore, we view ANA598 as complementary to, rather than competitive with, protease inhibitors and nucleosides that are currently in development as HCV therapies.
     Preclinical evaluation of ANA598 required for initiation of clinical investigation was completed in the first quarter of 2008, leading to submission of an IND to the FDA, subsequent allowance of the IND by the FDA and initiation of clinical investigation in the second quarter of 2008. In December 2008, we announced that the FDA granted fast track designation to ANA598 for the treatment of chronic HCV infection.
     ANA598 is currently being investigated in a Phase Ib patient study in which patients are to receive ANA598 twice daily over three days at dose levels of either 200 mg, 400 mg or 800 mg. In January 2009 we announced results from the first cohort of this study which demonstrated a 2.5 log10 median viral load decline after three days of dosing in the eight patients who received 200 mg of ANA598 twice-daily. Subsequent to this announcement, we determined that, due to drug dispensing errors in the clinic, a small number of patients intended to receive the next dose level inadvertently received ANA598 200 mg or matching placebo, including two additional genotype 1a patients and one additional genotype 1b patient who received active ANA598. Taking into account these additional patients, the median viral load decline at the end of treatment was 2.4 log10 (with a range of 0.4-3.4 log10) for the eleven patients who received ANA598 at 200 mg twice-daily. The five genotype 1a patients who received ANA598 demonstrated a median viral load decline of 1.5 log10, while the six genotype 1b patients who received ANA598 demonstrated a median viral load decline of 2.6 log10. The results further indicated that ANA598 was very well tolerated at the 200 mg twice-daily dose level and no serious adverse events were reported, although conclusions regarding longer-term safety and tolerability cannot be made until the results of future clinical trials of longer duration in more patients are known. Following our announcement of the data from the patients who received the 200 mg dose level, we continued to enroll the subsequent dose cohorts, dosing patients with either placebo, or 400 mg or 800 mg twice daily over three days. We are nearing completion of dosing in the Phase Ib study and expect to receive and analyze the safety and viral load data from the 400 mg and 800 mg dose cohorts over the course of the next several weeks. We intend to release the full data from all three dose cohorts during the second quarter of 2009.
     We are also currently conducting a clinical trial of ANA598 in healthy subjects to evaluate the steady-state pharmacokinetics, safety and tolerability of multiple doses of ANA598 administered orally over a 14-day period. Approximately forty subjects are to participate in the trial and will receive doses of ANA598 ranging from 400 mg to 1200 mg once daily or 600 mg twice daily. We expect to have data from this study in the second quarter of 2009.
     In a Phase I study in healthy volunteers conducted in 2008, ANA598 was administered as capsules at single oral doses of 400 mg, 800 mg, 1400 mg, 2000 mg (fed and fasted) and 3000 mg. In addition, a separate cohort received two 800 mg doses 12 hours apart. ANA598 was well tolerated at all doses and there were no serious adverse events or withdrawals from the study. All reported adverse events were classified as mild or moderate, with no apparent dose relationship. The pharmacokinetic profile demonstrated sustained plasma levels of ANA598 consistent with the potential for once-daily or twice-daily oral dosing.
     In the preclinical program, ANA598 was well tolerated at all doses tested in 28-day GLP toxicology studies. In September 2008, we initiated six and nine month chronic toxicology studies of ANA598. Contingent on successful completion these long-term toxicology studies are designed to support dosing up to 48 weeks in Phase II studies.
     We have conducted in vitro laboratory studies that showed ANA598 has the potential to be synergistic with interferon-alpha, and additive-to-synergistic with the protease inhibitor telaprevir (VX-950), and the nucleoside polymerase inhibitor PSI-6130 (the active agent of R7128). Synergistic means that the actual combined effect of the two agents is greater than would be predicted from simply adding the effects of each agent alone. Additive-to-synergistic means that at a minimum the combined actual effect of the two agents together equals what would be predicted by adding their individual effects (additive), and that upon reaching certain threshold concentrations the two agents begin to act in a synergistic fashion. These studies also showed that ANA598 retained activity against HCV mutants known to confer resistance to other classes of direct antivirals, including protease inhibitors, nucleoside inhibitors and non-nucleosides that bind at a specific structural site (the “thumb” site) in the HCV NS5B polymerase enzyme. HCV mutants resistant to ANA598 have been shown to be fully susceptible to interferon-alpha, telaprevir (VX-950) and PSI-6130. We have also presented data demonstrating synergy between ANA598 and immunoregulatory proteins termed “cytokines” induced by ANA773, Anadys’ TLR7 agonist oral prodrug, also in development for hepatitis C.
     If ANA598 is successful in early stage development, we anticipate completing in mid-2009 the clinical, toxicology and manufacturing activities required to initiate longer term, Phase II, studies of ANA598 in combination with current standard of care.
     ANA773 for HCV
     In July 2008, we resumed investigation of the TLR7 mechanism for HCV by taking ANA773 into a clinical trial designed to test ANA773 in both healthy volunteers and patients with HCV. This trial is being conducted in the Netherlands. In the healthy volunteer portion of the study, which concluded in October 2008, subjects received a single dose followed by four doses taken every other day, at levels from 200 mg to 1600 mg, with six subjects receiving ANA773 and two receiving placebo in each dose cohort. No serious adverse events were reported. Biomarker induction indicative of immune activation was seen in a majority of healthy volunteers beginning at 800 mg. Some side effects commonly seen with interferon treatment, including fever and chills, were observed at higher doses. The frequency and intensity of interferon-like side effects increased with dose, and one healthy volunteer at the 1200 mg dose and two healthy volunteers at the 1600 mg dose discontinued from the trial before completion of dosing.
     Dosing in the patient portion of the study commenced in October 2008 and recently concluded. In this part of the study, patients received single oral doses every other day over 28 days, at doses of either 800 mg, 1200 mg or 1600 mg, with six subjects receiving ANA773 and two receiving placebo in each dose cohort. To date, we have received data from the 800 mg and 1200 mg cohorts and seven out of the eight patients in the 1600 mg cohort. No serious adverse events have been reported and there were no discontinuations from the patient portion of the study. At the 800 mg and 1200 mg dose levels minimal immune induction and no significant viral load decrease was noted. At the 1600 mg dose level, initial indications of immune induction and viral load decrease were seen in three of the five patients for whom we have data. We are in the process of analyzing this data and we are considering the possibility of exploring a higher dose level.
     Results from pre-clinical pharmacology studies showed that ANA773 elicited desired immune responses and that the profile of response could be modulated by both dose and schedule of administration. Results of 13-week GLP toxicology studies showed that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential could be achieved without adverse toxicology findings. The immune stimulation observed with every-other-day dosing of ANA773 in monkeys included induction of interferon-alpha and interferon dependent responses at levels that were sustained over 13 weeks of dosing.
     The toxicology results from every-other-day dosing of ANA773 over 13 weeks contrast with results from prior 13-week animal toxicology studies that utilized daily dosing of ANA975, a TLR7 agonist prodrug previously in development by us for the treatment of chronic hepatitis C. In initial 13-week animal toxicology studies of ANA975 dosed daily, unexpected findings associated with intense immune stimulation were observed. When lower daily doses of ANA975 were then explored in a subsequent 13-week animal toxicology study, adverse findings were noted even at dose levels where desired immunostimulatory effects were not measurable, following which the decision was made in 2007 to discontinue development of ANA975.
     ANA773 for Cancer
     We are also developing ANA773 as a potential treatment for cancer. ANA773 stimulates the body’s immune system through activation of the TLR7 receptor. The pharmacologic consequences of TLR7 activation are broad and include induction of cytokines such as interferon-alpha as well as activation of immune effector cell populations known as natural killer (NK) cells and cytotoxic T lymphocytes (CTLs). The cytokine induction and cellular activation mechanisms both offer the potential for direct control of tumor cell growth. Furthermore, there is evidence to support the concept that activation of NK and CTL cells may be beneficial in enhancing the effect of existing cancer therapies, including monoclonal antibodies and certain chemotherapies. We are developing ANA773 with this broad potential in mind. In our first clinical study we plan to identify a safe and well-tolerated dose of ANA773, as well as assess pharmacodynamic activity reflected by induction of cytokines and activation of NK cells and CTLs at various doses and schedules. We expect to have a portion of this information in hand during the first half of 2009, which will position ANA773 for subsequent clinical investigations in specific tumor types, alone and in combination with other agents.
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
     The TLR7 receptor is expressed in certain cell types that play key roles in the immune system. The potential benefit of a TLR7 agonist in treating cancer may arise from direct action in immunological cells that express TLR7. For example, certain B cell malignancies such as chronic lymphocytic leukemia (CLL) and non-Hodgkin’s lymphoma (NHL) may respond because the B cells that lie at the heart of these malignancies can self-destruct upon TLR7 activation. Alternatively, the benefit in cancer may arise from action against cells that do not express the TLR7 receptor but respond to immune system components that become stimulated upon TLR7 activation. Immune system components that become activated include NK cells and CTLs and circulating cytokines. These stimulated components of the immune system can directly eliminate tumor cells and may also enhance the activity of certain existing cancer therapies, including some monoclonal antibodies and certain chemotherapies. Over time in our ANA773 development program, we may explore several of these avenues for potential utility of a TLR7 agonist in cancer.
     There is a degree of precedent to support the use of the TLR7 mechanism in cancer. One marketed product that works by stimulating the immune system via the TLR7 mechanism is imiquimod (Aldara®). While the FDA-approved indications for imiquimod are limited to topical treatment of skin diseases, such as superficial basal cell carcinoma, actinic keratosis and warts induced by the human papillomavirus, there are several reports of imiquimod demonstrating activity against skin metastases from solid tumors, such as breast cancer. However, to date no one has successfully developed an oral TLR7 agonist for cancer. We believe the combination of our prodrug approach, described below, and our understanding of TLR7 pharmacology provides us an opportunity to utilize the TLR7 mechanism to systemically treat a broad spectrum of cancers, including solid tumors and B cell diseases, with oral administration of ANA773.
     ANA773 is a prodrug of an active TLR7 agonist we believe may confer benefit in cancer treatment. As a prodrug, ANA773 itself does not activate the TLR7 receptor. Rather, the body’s metabolic processes transform ANA773 to an active form after absorption from the digestive tract, resulting in the active TLR7 agonist circulating in the blood. Both ANA773 and the active agent it delivers were designed and synthesized by our scientists. The use of a prodrug provides for efficient delivery of the active agent to the bloodstream and avoids undesirable effects of an active TLR7 agent in the digestive tract prior to absorption. We have shown in multiple preclinical studies that oral delivery of ANA773 produced the desired blood concentrations of the active agent and provided immune stimulation. In our clinical investigations, we are administering ANA773 orally.
     We have reported the activity of ANA773 and its active form at multiple scientific conferences. In October 2007, we presented data showing that activation of TLR7 in vivo by the active form of ANA773 leads to the expected cellular responses, including activation of NK cells and CTLs. Earlier in 2007, we presented data from an in vitro study demonstrating that ANA773 and its active metabolite stimulate secretion of interferon alpha and enhance direct tumor cell killing by NK cells. In addition to enhancing direct NK cell killing, the active metabolite of ANA773 also enhanced the ability of rituximab, an antibody against CD20, to trigger immune-mediated cell killing of transformed B cells. We have also presented data from in vivo preclinical studies showing that the schedule of administration had a significant effect on the profile of immune stimulation induced by ANA773. Alternating dosing with periods of no dosing led to more robust NK cell activation and more stable levels of interferon-alpha induction, compared to chronic daily administration. We anticipate that different dosing schedules may be required in different tumor settings.
     In the fourth quarter of 2007 the FDA accepted our IND application to commence clinical investigation of ANA773 in advanced cancer patients and we are currently conducting a Phase I clinical trial in the United States. The Phase I clinical trial of ANA773 is a multiple, ascending dose study conducted in patients with advanced solid tumors. In addition to safety and tolerability, patients are to be monitored for pharmacodynamic responses indicative of immunological stimulation. During 2009, we intend to select the tumor types for Phase II exploration and identify the dose and schedule for potential future Phase II clinical trials.
Manufacturing and Supply
     All of our manufacturing is out-sourced to third parties, with control by our internal managers. We rely on third-party manufacturers to produce sufficient quantities of ANA598 and ANA773 for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of ANA598 and ANA773. Both of our current product candidates are small-molecule drugs. Historically, these drugs have been simpler and less expensive to manufacture than biologic drugs.
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
     We hold issued patents and pending patent applications in the United States, and in foreign countries we deem appropriate, covering intellectual property developed as part of our research and development programs. Our intellectual property holdings include, but are not limited to, United States and/or foreign patents and patent applications covering ANA598 and/or other non-nucleoside polymerase inhibitors, United States and/or foreign patents and patent applications covering ANA773 and/or other TLR7 agonists, as well as United States and foreign patent applications covering the manufacture, pharmaceutical compositions and methods of use of these compounds.
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
     Many patients experience unpleasant side effects when receiving interferon-based products, including flu-like symptoms such as fatigue, pyrexia, myalgia, cough, headache, and rigors, psychiatric reactions, such as depression, irritability and anxiety, as well as neutropenia and thyroid dysfunction. Due to the nature of HCV infection, patients may not show any symptoms from the HCV itself when they initiate therapy. Ironically, harsh side effects often make patients feel sicker than the disease itself. As a result, physicians often delay treatment of HCV-infected patients until tests of liver function demonstrate initial liver degeneration due to the infection. In clinical studies, harsh side effects have caused discontinuation of treatment in approximately 10 to 20 percent of patients. These side effects also require additional drug therapies, which increase the cost to the patient. Further, the optimal dose, treatment length and response rates to interferon and ribavirin therapy vary considerably based on HCV genotype and mode of therapy, i.e., monotherapy or combination therapy.

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
     ANA598 belongs to a class of direct antivirals known as non-nucleoside polymerase inhibitors. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and other polymerase inhibitors. Although any product currently approved or approved in the future for the treatment of HCV infection could potentially decrease or eliminate the commercial opportunity of ANA598, we expect that in a combination setting a non-nucleoside polymerase inhibitor would be complementary with a protease inhibitor and a nucleoside polymerase inhibitor. We believe that other non-nucleoside polymerase inhibitors would likely be the most direct competitors of ANA598, but depending on the resistance profiles of the compounds, it is possible that even two non-nucleoside polymerase inhibitors could be complementary. To our knowledge, other non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boehringer Ingleheim and ViroChem. Further, a number of companies have non-nucleoside polymerase inhibitor research programs.
     Additional compounds in late stage clinical trials for HCV that may be complementary to or competitive with ANA598 include Albuferon, in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals, Janssen Pharmaceutica and Mitsubishi Tanabe Pharma, boceprevir and SCH-900518, in development by Schering-Plough, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Tibotec and Medivir, MK-7009, in development by Merck, BI-201335, in development by Boehringer Ingelheim, and R-7128 in development by Pharmasset and Roche.
     Immunological Agents in Development for the Treating HCV
     Due to the side effects and poor treatment response to interferon therapy discussed above, there are currently a number of agents in development that could potentially replace today’s pegylated interferons. ANA773 is an oral prodrug of a TLR7 agonist under evaluation for the treatment of HCV. There are a number of agents in clinical development that could potentially compete with ANA773 as new agents for the treatment of HCV, including, Albuferon, in development by Novartis and Human Genome Sciences, and Locteron, in development by Biolex Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics and Bristol Myers-Squibb, and omega interferon in development by Intarcia Therapeutics. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients and PF-04878691, an oral TLR7 agonist is in development by Pfizer for HCV.
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
     ANA773 is a prodrug of a TLR7 agonist under evaluation for oncology indications. Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773. Programs that most directly compete with ANA773 at this time are several TLR9 agonists under evaluation for oncology indications, including IMO-2055, in development by Idera and Merck KGaA, and a cancer program in development by Dynavax.

     Competitive Risks
     To date, we have only conducted short term Phase I clinical trials of ANA598 and ANA773. Therefore, it is difficult to predict the efficacy, safety and tolerability that these product candidates will demonstrate in longer term trials, alone or in combination with other agents. It is also difficult to predict how these product candidates will interact with other product candidates in development or on the market, until we perform combination studies. Further, it is difficult to predict whether our product candidates will cause any toxicity issues, potential side effects, or other negative consequences associated with their long-term use. During the course of future clinical trials, we may discover that these product candidates are less effective, require unacceptable dosing regimens, or have a similar side effect profile as the profile associated with current therapies or future competitors. This may result in our product candidates being less advantageous or less desirable from a patient and treating physician perspective as compared to current therapies for HCV or cancer.
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
Government Regulations
     We are subject to regulation by the FDA and comparable regulatory agencies in foreign countries with respect to the development and commercialization of products and services resulting from our drug discovery activities. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, record keeping, advertising and promotion of these products and services.
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
Research and Development Expenses
     Research and development expenses consist primarily of costs associated with the discovery, preclinical and clinical development of our product candidates. Research and development expenses are the primary source of our expenses and totaled $26.0 million, $28.2 million and $25.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Employees
     As of March 1, 2009, we had 47 full-time employees, including 34 in research and development, and the balance in general and administrative positions, with 23 of our employees holding Ph.D., M.D. or other advanced degrees. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Executive Officers of the Registrant
     The following table sets forth information regarding our executive officers as of March 1, 2009:

Name	Age	Position
Steve Worland, Ph.D.	51	President and Chief Executive Officer
James T. Glover	59	Senior Vice President, Operations and Chief Financial Officer
James L. Freddo, M.D.	54	Senior Vice President, Drug Development and Chief Medical Officer
Mary Yaroshevsky-Glanville	44	Vice President, Human Capital
Elizabeth E. Reed, J.D.	38	Vice President, Legal Affairs and Corporate Secretary
     Steve Worland, Ph.D. joined us in 2001 and has served as our President and Chief Executive Officer and a member of the Board of Directors since August 2007. Dr. Worland served as our Chief Scientific Officer beginning in 2001 and was promoted to Executive Vice President, Head of Research and Development in October 2004. In December 2005 he was named Executive Vice President,

Pharmaceuticals, assuming additional responsibilities, including strategic planning and corporate development, while continuing to lead Anadys’ research and development efforts. In June 2006 he was named President, Pharmaceuticals. From 1999 to 2001 he was Vice President, Head of Antiviral Research, at Agouron Pharmaceuticals, a Pfizer Company. Dr. Worland was at Agouron from 1988 through the acquisition of Agouron by Warner-Lambert in 1999. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. He received his B.S. in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.
     James T. Glover joined us in September 2006 as Senior Vice President, Operations and Chief Financial Officer. Mr. Glover joined us from Beckman Coulter, Inc., a multi-billion dollar global clinical diagnostics and biomedical research company, where he served as Senior Vice President and Chief Financial Officer since 2003. During his 17-year tenure at Beckman Coulter, he held a variety of significant management positions, including: Vice President, Controller and Chief Accounting Officer (2003); Vice President and Treasurer (1999 to 2003); Vice President and Controller (1993-1999); Vice President-Strategic Planning & Program Management, Diagnostic Division (1993); Vice President-Controller/Divisional CFO (1989-1993). Prior to that, Mr. Glover worked for six years with several divisions of SmithKline Beckman, Inc., including Allergan, Inc. Mr. Glover was appointed as a member of the Board of Directors of Varian, Inc. in May 2008 and was elected Chairman of their Audit Committee in February 2009. Mr. Glover, a certified public accountant, holds a Master of Business Administration from Pepperdine University and a B.S. in Accounting from California State Polytechnic University.
     James L. Freddo, M.D. joined us in July 2006 as Chief Medical Officer and was named Senior Vice President, Drug Development and Chief Medical Officer in July 2008. Prior to joining Anadys, Dr. Freddo was Vice President, Clinical Site Head and Development Site Head, Pfizer Global Research and Development, La Jolla. Previously at Pfizer, he was Executive Director, Site Therapeutic Area Leader, Clinical Development, Oncology. While at Pfizer, Dr. Freddo led the team responsible for the registration of Sutent® (sunitinib malate), a drug approved by the FDA in January 2006 for treating advanced kidney cancer and gastrointestinal stromal tumors. Prior to Pfizer, Dr. Freddo held a variety of senior management positions at Wyeth-Ayerst Research from December 1996 until June 2002, including Senior Director, Oncology, Senior Director, Infectious Diseases, and Senior Director, Transplantation Immunology. Dr. Freddo was appointed as a member of the Board of Directors of InfuSystem Holdings, Inc. in April 2008. He holds a B.S. degree in Medical Technology from the State University of New York at Stony Brook, and a M.D. degree from the University of North Carolina, where he also completed his fellowship training.
     Mary Yaroshevsky-Glanville joined us in April 2001 and has served as our Vice President, Human Capital since December 2005. Ms. Yaroshevsky- Glanville served as our Senior Director, Human Capital from August 2002 to December 2005 and Director of Human Capital from April 2001 to August 2002 (initially as Computer Systems Analyst — Human Resources Information Systems). She served as Director of Human Resources at Inflazyme Inc. from 2000 to 2001. Prior to that time, Ms. Yaroshevsky-Glanville served as Director of Human Resources at Inex Pharmaceuticals Corp. from 1995 to 2000 and as Manager, Human Resources and Office Administration at Inex from 1994 through 1995. Ms. Yaroshevsky-Glanville has a Human Resources Management Certificate from the British Columbia Institute of Technology, has received a Certified Human Resources Professional designation from the Human Resources Management Association, and holds a B.Sc. in Computer Information System Management from the DeVry Institute of Technology.
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
Risks Related to Our Business
     Our business is heavily centered around our ANA598 program. Any unexpected data or other challenges we may encounter in the ANA598 program could delay or preclude our ability to transition to Phase II trials of ANA598, which could cause our stock price to decline significantly.
     Our planned clinical development timelines for ANA598 are structured with the objective that if ANA598 is successful in early stage development, we expect to be ready to initiate longer term clinical trials, known as Phase II studies, of ANA598 with current standard of care treatments in mid-2009. We are currently conducting a Phase Ib clinical trial of ANA598 in HCV infected patients, in which patients are dosed twice daily for three days, and a Phase I clinical trial in healthy volunteers in which subjects are dosed once or twice-daily over a fourteen day period. If we see adverse toxicity or other unexpected results, or experience any other challenges, in our early clinical trials or any concurrently-run animal toxicology studies, or with the manufacturing of our clinical trial materials, our desired timelines for the program could be detrimentally impacted. If the ANA598 program is not ready to transition to Phase II studies consistent with our stated timelines, our ability to enter into a strategic alliance around ANA598 or raise additional capital could be adversely affected, and our stock price could decline significantly.
     Any set-back or failure of ANA598 or ANA773 could have a large negative impact on our business and stock price.
     Our development portfolio currently consists of only ANA598 and ANA773 and thus entails highly concentrated risk of failure. If one or both of these compounds fail or have set-backs, our business and stock price may suffer.
We will need additional funds to conduct Phase II trials of ANA598 and/or ANA773, and we may not be able to obtain such funds.
     Prior to conducting a full Phase II program of ANA598 and/or ANA773 for the treatment of HCV or a Phase II program of ANA773 for the treatment of cancer, we will need to obtain additional funds. However, we may not be successful in obtaining such funds. Potential sources of additional funds include a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing. We cannot be sure that additional financing will be available when we need it, especially in this current tumultuous economic environment, or that, if available, financing will be obtained on terms favorable to us or our stockholders. If we are unable to raise additional funds on our desired timelines, we may need to postpone the initiation of Phase II trials until we obtain such funds, which may cause our stock price to decline significantly.
     Our strategy to engage in a strategic alliance could fail.
     We are currently in discussions with a number of biotechnology and pharmaceutical companies regarding potential strategic alliances and other transactions around ANA598 and ANA773. However, completing transactions of this nature is difficult and time-consuming and there is no guarantee that we will be able to complete a transaction on our desired time-line or on terms acceptable to us. Potentially interested parties may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or any other reason. Furthermore, depending on the outcome of our ongoing discussions, we may delay further activity in this area until 2010, when we expect to have 28 day viral load data from our ANA598 program. If we make such a determination and choose to suspend further activity in this area during 2009, or if we are unable for any reason to enter into a transaction this year, we will need to obtain funding through alternative means, most likely through the sale of additional equity securities, in order to proceed with Phase II studies of ANA598. However, there is no guarantee that we will be able sell equity securities on favorable terms, or at all. Furthermore, the sale of equity securities by us could potentially result in a perception by the investment community that we were unable to enter into a strategic alliance or other transaction around ANA598 and/or ANA773 on favorable terms, or at all, which could significantly reduce the price at which we can sell equity securities. In addition, if we choose to defer a potential strategic alliance or other transactions around ANA598 and ANA773 until we have longer term viral load data, we and our stockholders will bear the risk that ANA598 or ANA773 will fail prior to any future alliance. Even if we successfully establish new strategic alliances, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.
     Raising additional funds by issuing securities or through debt or project financing or strategic alliances and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.
     We may raise additional funds through public or private equity offerings, debt financings, project financings strategic alliances and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Other financing activities may also have an equity component which may lead to dilution. Any debt or project financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through strategic alliances and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products.
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
     We have incurred net operating losses since our incorporation in 1992, and through December 31, 2008 we have an accumulated deficit of $256.1 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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
     Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in future clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, short-term viral load data from our ANA598 Phase Ib study may not translate into long-term benefit due to the potential emergence of resistant variants or other factors. Furthermore, if concurrent toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598, ANA773, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in concurrent toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to ANA598 or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     We intend to develop ANA598 and ANA773 as components of combination treatments, which presents additional challenges to the drug development process.
     We are developing ANA598 and ANA773 as potential components of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which could require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. If we are unable to optimize the development of our product candidates, our business prospects could be harmed, causing our stock price to suffer.
     Fast track designation does not guarantee approval, or expedited approval, of ANA598 and there is no guarantee that ANA598 will maintain fast track designation.
     In December 2008, we announced that the FDA granted fast track designation to ANA598 for the treatment of chronic HCV infection. Under the FDA Modernization Act of 1997, fast track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address an unmet medical need for such a condition. Mechanisms intended to facilitate development include opportunities for frequent dialogue with FDA reviewers and for timely review of submitted protocols. However, the designation does not guarantee approval or expedited approval of any application for the product. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria are no longer met.
     We are currently investigating ANA773 in both HCV and cancer. Any setback with the compound in one program could adversely affect our ability to develop it for the other indication, which would cause our business and stock price to suffer.
     In July 2008, we announced our plans to investigate ANA773, our oral TLR7 agonist prodrug that we have been developing for cancer, as a potential treatment for hepatitis C. We have recently conducted a Phase I clinical trial of ANA773 for HCV and continue to conduct a separate Phase I clinical trial in oncology. Although the trials are being conducted separately, any setback with the compound in one program could have an adverse effect on our ability to develop it for the other indication, which would cause our business and stock price to suffer.

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
     We are currently conducting a Phase I clinical trial of ANA773 in oncology and are continuing to recruit patients. If patient enrollment does not move as quickly as we would like, our future development activities for ANA773 in oncology could be delayed, which could cause our stock price to decline.
     We began dosing patients in a Phase I clinical trial of ANA773 in February 2008 and the investigators at our clinical sites continue to recruit cancer patients to participate in the trial. Our future development activities for ANA773 in oncology depend upon us enrolling a sufficient number of patients in this Phase I clinical trial. Development activities could be delayed if there is insufficient patient enrollment in this Phase I trial, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number of other products under development competing for the same patients in trials and the eligibility criteria for the clinical trial. The eligibility criteria for clinical trials in patients with advanced solid tumors is somewhat limiting. Furthermore, there is no guarantee that the institutions and investigators conducting the clinical trials will devote adequate time and resources to our trials, perform as contractually required or meet our desired timeline.
     We have recently completed dosing in a Phase 1 clinical trial of ANA773 for HCV in the Netherlands and are in the process of determining the next steps for the program. There is no guarantee that we will be able to efficiently pursue the development of ANA773 as a treatment for HCV.
     We have recently completed dosing in a Phase 1 clinical trial of ANA773 for HCV that was designed to test ANA773 first in healthy volunteers and subsequently in HCV infected patients. In the patient portion of this study we did not see evidence of immune stimulation or viral load reduction until the highest dose tested to date, the 1600 mg dose. At the 1600 mg dose level, initial indications of immune induction and viral load decrease were seen in three of the five patients who received ANA773 for whom we have data. We are in the process of analyzing this data and are considering the possibility of exploring a higher dose level; however, there is no guarantee that we will choose to continue our development of ANA773 for HCV. If we decide to continue the study we will need to seek regulatory and ethics committee approval to amend the protocol for the study. There is no guarantee that we will be able to do so or that the clinical investigators who are conducting the study will desire to participate in an extension of the study. If we decide to and are able to continue the study, there is no guarantee that the dose levels required to induce the level of immune stimulation required to have an antiviral effect will be tolerable over time. Also, there is no guarantee that the magnitude of immune stimulation that we believe will confer therapeutic benefit will sufficiently reduce viral load. If the HCV trial is stopped due to safety or tolerability issues, or if the tested doses fail to sufficiently reduce viral load, our business and stock price could suffer. Also, if we are unable to achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, the Phase I clinical trial is being conducted in the Netherlands and not under a U.S. IND. If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, we will need to obtain the approval of the FDA under a U.S. IND. There is no guarantee that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no guarantee that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation, even if we view the data positively. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case we would be precluded from pursuing the development and commercialization of ANA773 for HCV in the United States. Even if the FDA allows the investigation of ANA773 as a treatment for HCV in the United States, there is no guarantee that the FDA will agree with our proposed clinical development plan, which could result in a delay of future clinical development in the United States and harm the value of the program.

     Our securities available-for-sale held in the form of marketable securities are subject to market, interest and credit risk that may reduce their value
     A portion of our securities available-for-sale is invested in marketable securities. Our cash position may be adversely affected by changes in the value of these securities. In particular, the value of these holdings may be adversely affected by increases in interest rates, downgrades by rating agencies on the issuers of corporate bonds included in the portfolio and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio and may adversely affect our cash position.
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
     Once a clinical trial has begun, it may be delayed, suspended or terminated by us, potential future collaborators, the FDA, or other regulatory authorities due to a number of factors, including:
•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated enrollment or retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	negative or potentially problematic results of ongoing and concurrent non-clinical toxicology studies;

•	requests by the FDA for supplemental information on, or clarification of, the results of clinical trials conducted in other countries;

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by participants.
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
     Our December 31, 2008 cash, cash equivalents and marketable securities balance was $27.9 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding within this period of time in order to initiate Phase II studies. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
     In addition, we will need to raise additional capital to, among other things:
•	fund our development programs;

•	acquire rights to products or product candidates, technologies or businesses;

•	establish and maintain manufacturing, sales and marketing operations; and

•	commercialize our product candidates, if any, that receive regulatory approval.
     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic alliances;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA598, ANA773 and any additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.

     We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic alliances and licensing arrangements, project financing and grant funding, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.
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
     Even if ANA598, ANA773 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategy;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement; and

•	our ability to establish or maintain an attractive price for ANA598 when used in combination with other agents.
     If ANA598 does not provide additional clinical benefit when included within a treatment regimen, that product likely will not be accepted favorably by the market. Similarly, if ANA773 does not provide additional clinical benefit when included within a treatment regimen, that product will likewise not be accepted favorably by the market. If any products we or our collaborators may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.
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
     Patent applications in the U.S. are maintained in confidence for up to 18 months or longer after their filing. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.
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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boeringer Ingleheim and ViroChem. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Albuferon, in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals and Janssen Pharmaceutica, boceprevir and SCH-900518, in development by Schering-Plough, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Tibotec and Medivir , MK-7009 in development by Merck, BI-201335 in development by Boehringer Ingelheim, and R-7128 in development by Pharmasset and Roche.
     ANA773 is a prodrug of a TLR7 agonist under evaluation for oncology and hepatitis C indications. Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773 in the oncology markets. Programs that most directly compete with the ANA773 oncology program at this time are other TLR agonists under evaluation for oncology indications, IMO-2055, in development by Idera and Merck KGaA and a cancer program in development by Dynavax.
     ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferon-alpha-2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha-2a), each of which are products currently approved for the treatment of HCV. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients. Other agents in development as potential replacements to pegylated interferon-alfa include Albuerferon, in development by Human Genome Sciences and Novartis and Locteron, in development by Biolex Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics and Bristol Myers-Squibb, and omega interferon in development by Intarcia Therapeutics.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our headquarters and research and development facility is located in approximately 40,000 square feet of office and laboratory space in San Diego, California. We occupy this facility under a lease, which expires on August 1, 2009. We are actively engaged in the search for a new facility upon the expiration of our current lease. We believe that suitable space will be available on commercially reasonable terms.
Item 3. Legal Proceedings
     We are currently not a party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
     Market Information
     Our common stock is traded on the Nasdaq Global Market under the symbol ANDS. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq Global Market.

2008	High	Low
First Quarter	$1.77	$1.36
Second Quarter	3.13	1.50
Third Quarter	2.98	2.10
Fourth Quarter	2.68	1.50

2007	High	Low
First Quarter	$5.30	$3.15
Second Quarter	4.90	3.68
Third Quarter	3.88	1.90
Fourth Quarter	2.27	1.58
     Holders
     As of February 17, 2009, there were approximately 2,200 holders of our common stock.
     Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

     Performance Measurement Comparison (1)
     The following graph shows a comparison of the fifty-seven month total cumulative returns of an investment of $100 in cash on March 26, 2004 in (i) our common stock the first trading date following our initial public offering, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
     Comparison of cumulative total return on investment since our initial public offering on March 26, 2004:

	March 26, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008

Anadys Pharmaceuticals, Inc.	$100.00	$106.09	$124.65	$69.69	$22.80	$22.24
NASDAQ Composite Index	100.00	110.99	112.52	123.23	135.32	80.46
NASDAQ Biotechnology Index	100.00	102.33	105.23	106.31	111.18	97.14

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data
     The selected financial data set forth below with respect to our consolidated statements of operations for each of the three years in the period ended December 31, 2008 and, with respect to our consolidated balance sheets, at December 31, 2008 and 2007 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except net loss per share)

Consolidated Statements of Operations Data:
Revenues	$—	$24,118	$5,420	$4,887	$1,762
Operating expenses:
Research and development(1)	25,993	28,192	25,419	20,901	26,711
General and administrative(1)	8,109	8,692	11,308	7,705	8,260

Total operating expenses(1)	34,102	36,884	36,727	28,606	34,971

Loss from operations	(34,102)	(12,766)	(31,307)	(23,719)	(33,209)

Other income (expense):
Interest income	1,482	3,611	4,727	2,103	525
Interest expense	—	—	(69)	(189)	(228)
Other, net	218	(17)	(111)	(118)	(67)

Total other income, (expense) net	1,700	3,594	4,547	1,796	230

Net loss	(32,402)	(9,172)	(26,760)	(21,923)	(32,979)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(175)

Net loss applicable to common stockholders	$(32,402)	$(9,172)	$(26,760)	$(21,923)	$(33,154)

Net loss per share, basic and diluted:	$(1.13)	$(0.32)	$(0.94)	$(0.89)	$(1.92)

Shares used in calculating net loss per share, basic and diluted:	28,750	28,646	28,512	24,756	17,233

(1)	As a result of the adoption of Statement of Accounting Standards No. 123R, Share-Based Payment, (SFAS No. 123R) on January 1, 2006, there is a lack of comparability in our research and development expense and our general and administrative expense for the periods presented prior to January 1, 2006. Please reference Note 8 in our consolidated financial statements for additional information related to the impact of SFAS No. 123R on our research and development expenses and our general and administrative expenses.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$27,936	$56,495	$82,149	$104,851	$33,674
Working capital	24,325	52,084	75,054	98,682	28,001
Total assets	31,674	61,526	89,401	116,976	40,949
Long-term debt, net of current portion	—	—	—	682	1,193
Accumulated deficit	(256,054)	(223,652)	(214,480)	(187,720)	(165,797)
Total stockholders’ equity	25,825	55,679	60,325	78,936	31,285)

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
     This Annual Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our development plans and programs, clinical trials, strategies, objectives, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our periodic reports filed with the Securities and Exchange Commission (SEC), including those set forth in “Item 1A. Risk Factors” in this Annual Report.
Overview
     Anadys Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. For the treatment of chronic hepatitis C virus (HCV), we are developing ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase, and ANA773, an oral, small-molecule toll-like receptor 7 (TLR7) agonist prodrug. We are also developing ANA773 for the treatment of cancer.
     In the second quarter of 2008, we commenced dosing in a Phase I single, ascending dose clinical trial of ANA598 in healthy volunteers to assess the safety and pharmacokinetics of the agent. In late September 2008, we announced preliminary results of the Phase I clinical trial of ANA598 in healthy volunteers and the finalization of the protocol for a Phase Ib trial of ANA598 in HCV infected patients. Dosing began in the Phase Ib clinical trial during the fourth quarter of 2008. During the first quarter of 2009 we announced results from the first dose level of the Phase Ib clinical trial. Eleven patients at the first dose level received 200 mg twice daily for three days. At the end of the treatment period the median viral load decline in the eleven patients who received 200 mg of ANA598 twice daily was 2.4 log 10. We expect to report the full set of data from this study during the second quarter of 2009.
     In July 2008, we announced the expansion of our development efforts in HCV to include clinical investigation of ANA773. As an approach to treating hepatitis C, the TLR7 mechanism is independent from, and potentially complementary to ANA598. In July 2008, we initiated dosing in the healthy volunteer portion of a Phase I clinical trial of ANA773 for the treatment of HCV. This portion of the trial was designed to assess the safety, pharmacokinetics and immunological activity of ANA773. In October 2008, we completed dosing in healthy volunteers. Dosing began in HCV-infected patients during the fourth quarter of 2008. The primary objectives of the patient portion of the study are to assess safety, tolerability and viral load decline in HCV patients. To date, we have received data from the 800 mg and 1200 mg cohorts and from seven out of the eight patients in the 1600 mg cohort. At the 800 mg and 1200 mg dose levels minimal immune induction and no significant viral load decrease was noted. At the 1600 mg dose level, initial indications of immune induction and viral load decrease were seen in three of the five patients who have received ANA773 for whom we have data. We are in the process of analyzing this data and are considering the possibility of exploring a higher dose level. This Phase I trial is being conducted in the Netherlands.
     In February 2008, patient dosing commenced in a Phase I clinical trial of ANA773 in cancer patients in the United States. This first-in-human trial is a safety and tolerability study designed to identify pharmacologically active doses and preliminary anti-tumor activity as well as to select the dose and schedule for potential Phase II trials. We continue to enroll patients and explore the safety and tolerability profile of ANA773 in the ongoing Phase I trial, and expect to identify a pharmacologically active dose and establish the profile of immune stimulation in the first half of 2009, which information is intended to support the future design of clinical trials of ANA773 (alone or in combinations) in specific tumor types.
     We have incurred significant operating losses since our inception and, as of December 31, 2008, our accumulated deficit was $256.1 million. We expect to incur substantial losses for at least the next several years as we:
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
Research and Development
     Research and development expenses consist primarily of costs associated with the discovery, preclinical and clinical development of our product candidates. In addition, research and development expenses may include external costs such as fees paid to clinical research organizations, clinical trial investigators, contract research organizations, drug substance and drug product manufacturers and consultants. Research and development expenses may also include internal costs such as compensation, supplies, materials, an allocated portion of facilities costs, an allocated portion of information systems support personnel and depreciation.
     Under our former License and Co-Development Agreement with Novartis International Pharmaceutical Ltd. (Novartis), reimbursements of development costs for ANA975 from Novartis were recorded as an offset to research and development expense. For the years ended December 31, 2008, 2007 and 2006, we have recorded as offsets to research and development expense $0.05 million, $0.5 million and $3.7 million, respectively.
     At this time, due to the risks inherent in the clinical trial process and given the early-stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. Clinical development timelines, likelihood of success and total costs vary widely. However, we expect our research and development costs to be substantial and to increase as we advance our product candidates through clinical development.
     The following summarizes our research and development expenses for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the years ended December 31,
	2008	2007	2006
ANA598	$11,044	$8,390	$4,328
ANA773	8,177	6,136	3,944
ANA380	—	700	935
ANA975, net of reimbursement	117	560	818
Discovery stage programs	—	1,936	5,041
Infrastructure and support personnel	5,384	7,194	7,464
Severance related to reduction in force	—	813	—
Non-cash employee and non-employee share-based compensation	1,271	2,463	2,889

Total research and development expense	$25,993	$28,192	$25,419

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the six months ended December 31, 2008, ANA773 HCV related costs were $3.1 million and ANA773 oncology related costs were $0.9 million.
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
     Revenue Recognition. We may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin, No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC, and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectability is reasonably assured. Specifically, we have applied the following policies in recognizing revenue:
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
Pending Adoption of Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 07-1 will be effective for us beginning on January 1, 2009. The adoption of EITF No. 07-1 is not expected to have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.
Results of Operations
     Comparison of the Years Ended December 31, 2008, 2007 and 2006
     Revenue. During 2008, we did not recognize any revenue. We recorded revenues of $24.1 million and $5.4 million for the years ended December 31, 2007 and 2006, respectively. The $18.7 million increase from 2006 to 2007 was primarily attributed to the recognition of previously deferred revenue upon the termination of our License and Co-Development Agreement with Novartis.
     Research and Development Expenses. Research and development expenses were $26.0 million, $28.2 million and $25.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $2.2 million decrease from 2007 to 2008 was primarily due to cost savings derived from our completed strategic restructuring which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences. These decreases were partially offset by an increase in development costs for ANA598 and ANA773. We incurred development costs associated with our ANA598 program related to our completed Phase Ia clinical trial in healthy volunteers, our on-going Phase Ib clinical trial in patients, the initiation of long-term chronic toxicology studies of ANA598 and the manufacturing of clinical and non-clinical materials. Development costs for ANA773 include costs associated with the manufacturing of non-clinical and clinical materials, our completed 13-week GLP toxicology studies, our on-going Phase I clinical trial for HCV and our on-going Phase I clinical trial for oncology. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $1.3 million and $2.5 million for the years ended December 31, 2008 and 2007, respectively. The decrease in our non-cash share-based compensation expense was primarily associated with the cancellation of outstanding stock options for personnel involved in our completed strategic restructuring as well as a reduction in the weighted average fair value assigned to stock options granted in 2008 compared to both 2007 and 2006.
     The $2.8 million increase from 2006 to 2007 was primarily due to an increase in external preclinical development costs for ANA598 and ANA773. The increase was partially offset by a decrease in development costs associated with ANA975 and cost savings associated with our restructuring effected during 2007, including the halting of early stage discovery efforts. Included in research and development expense for the year ended December 31, 2007, is $0.8 million of severance related costs associated with our restructuring. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $2.9 million for the year ended December 31, 2006.
     General and Administrative Expenses. General and administrative expenses were $8.1 million, $8.7 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $0.6 million decrease from 2007 to 2008 was primarily the result of cost savings derived from our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the years ended December 31, 2008 and 2007 was $1.5 million and $1.7 million, respectively.
     The $2.6 million decrease from 2006 to 2007 was primarily attributable to a decrease in share-based compensation from 2006 to 2007, partially offset by an increase in costs associated with our restructuring and other severance related costs. The higher share-based compensation expense during 2006 was largely driven by the acceleration of the unvested stock options held by Kleanthis G. Xanthopoulos, Ph.D. our former President and Chief Executive Officer and current member of our Board of Directors upon his resignation as President and Chief Executive Officer. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the year ended December 31, 2006 was

$4.2 million, which included $3.0 million of stock-based compensation associated with the acceleration of Dr. Xanthopoulos’ stock unvested stock options.
     Interest Income. Interest income was $1.5 million, $3.6 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $2.1 million decrease in our interest income from 2007 to 2008 was the result of a lower average cash, cash equivalents and securities available-for-sale balance and lower interest rates during 2008 compared to 2007. Our average balance of cash, cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $40.6 million in 2008 compared to $67.7 million in 2007. The decrease in our average cash balance from 2007 to 2008 was driven by our use of cash, cash equivalents and securities to fund our on-going operations. The $1.1 million decrease in our interest income from 2006 to 2007 was the result of a lower average cash, cash equivalents and securities available-for-sale balance during 2007 compared to 2006. Our average balance of cash, cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $67.7 million in 2007 compared to $93.0 million in 2006. The decrease in our average cash balance from 2006 to 2007 was driven by our use of cash, cash equivalents and securities to fund our on-going operations.
Liquidity and Capital Resources
Overview
     Our December 31, 2008 cash, cash equivalents and marketable securities balance was $27.9 million. Our cash, cash equivalents and available-for sale securities decreased by $28.6 million from December 31, 2007 to December 31, 2008 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during the year ended December 31, 2008.
     In order to conduct Phase II clinical trials of ANA598 and/or ANA773 for the treatment of HCV or a Phase II clinical trial of ANA773 for the treatment of cancer, we will need to seek additional financing which could be completed through a number of financing vehicles including the sale of equity securities, new strategic alliance agreements or other transactions, project financing or debt financing. However, we may not be successful in obtaining strategic alliance or other agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional debt or equity financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds through debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. As a result, if we are not able to obtain additional financing during the second half of 2009, we will postpone, reduce the scope of or eliminate some or all of our development programs. With these reductions in expenditures, we believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our working capital requirements through December 31, 2009.
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
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our nonclinical development activities;

•	the progress of our clinical trials;

•	our ability to establish and maintain strategic alliances

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of ANA598, ANA773 or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
Investment Portfolio
     As of December 31, 2008, we have $27.7 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 21 months with an overall average months to maturity of 6.9 months. We have the ability to liquidate these marketable securities without restriction.
     Included in our portfolio of securities available-for-sale as of December 31, 2008, is an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond that matures on August 15, 2009. As of December 31, 2008, the face value of the security is $2.2 million and the current market value is $1.6 million, which resulted in a $0.6 million unrealized loss that is recorded as a component of accumulated other comprehensive loss.
     As of December 31, 2008, we performed a review of all of the securities in our portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in our assessment included but were not limited to the following: our ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2008 related to securities currently in our portfolio. We also noted that none of the securities as of December 31, 2008 have been in an unrealized loss position for greater than one year. As of December 31, 2008 we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
Cash Flows from Operating Activities and Investing Activities
     Our consolidated statements of cash flows are summarized as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Net cash used in operating activities	$(28,288)	$(25,658)	$(20,585)

Cash provided by (used in) investing activities Purchase of securities available-for-sale	(8,806)	$(15,131)	$(14,310)
Proceeds from sale of securities available-for-sale	12,463	13,170	5,750
Purchase of property and equipment	(213)	(356)	(1,522)
Proceeds from disposal of property and equipment	392	—	—

Net cash provided by (used in) investing activities	$3,836	$(2,317)	$(10,082)

     Cash flows used in operating activities increased by $2.6 million from the year ended December 31, 2007 to the year ended December 31, 2008. We expect to continue to utilize cash and marketable securities to fund our operating activities as we continue to advance our wholly owned product candidates ANA598 and ANA773. We are not currently party to any development collaborations and therefore cash to fund future operations will most likely have to be obtained from one of the following sources: our current investment portfolio, the sale of other equity securities, new strategic alliance agreements or other transactions project financing or debt financing.
     Cash flows provided by (used in) investing activities increased by $6.2 million from the year ended December 31, 2007 to December 31, 2008. The overall increase in the cash flows provided by investing activities is primarily related to the timing of the purchases and maturities of our marketable securities. In addition, proceeds from the disposal of property and equipment increased $0.4 million from 2007 to 2008. Cash flows used in investing activities decreased by $7.8 million from the year ended December 31, 2006 to the year ended December 31, 2007. The overall reduction in the cash flows used in investing activities from 2007 to 2006 is primarily related to the use of the proceeds from the sale of securities available-for-sale used to fund our operations during 2007.

Cash Flows from Financing Activities
     Our consolidated statements of cash flows are summarized as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Cash provided by (used in) financing activities
Proceeds from exercise of stock options and employee stock purchase plan	$259	$257	$954
Principal payments on long-term debt	—	—	(1,559)

Net cash provided by (used in) financing activities	$259	$257	$(605)

     Cash flows provided by financing activities were fairly consistent from the year ended December 31, 2007 to the year ended December 31, 2008.
     Cash flows provided by financing activities increased by $0.9 million from the year ended December 31, 2006 to the year ended December 31, 2007. The increase was primarily a result of the outstanding principal due under the loan and security agreements being paid in full during February 2006.
Aggregate Contractual Obligations
     The following summarizes our contractual obligations as of December 31, 2008 (in thousands):

		Less
		than 1	20010 to	2012 to
Contractual Obligations	Total	Year	2011	2013	Thereafter
Operating leases	$1,241	$1,241	$—	$—	$—
Minimum royalty commitment	800	100	200	200	300

	$2,041	$1,341	$200	$200	$300

     We also enter into agreements with clinical sites and contract research organizations that conduct our clinical trials. We generally make payments to these entities based upon the number of subjects enrolled and the length of their participation in the trials. To date, the majority of our clinical costs have been related to the costs of subjects entering our clinical trials as well as the manufacturing of compounds to be used in our clinical trials. Costs associated with clinical trials will continue to vary as the trials go through their natural phases of enrollment and follow-up. The costs will also be influenced by the pace of the development activities, timing of the development activities and regulatory requirements associated with the conduct of our clinical trials. At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the total costs we will incur in the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. As we continue our development programs, we anticipate that we will make determinations as to how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty whether any of our product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when, or if, and to what extent we will receive cash inflows from the commercialization of our product candidates.
Fair Value Inputs
     We adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) as of January 1, 2008. See Note 2 and Note 3 to the audited Consolidated Financial Statements. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset.
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
Off-Balance Sheet Arrangements
     As of December 31, 2008, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 of this Annual Report on Form 10-K and are incorporated herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not Applicable.

Item 9A. Controls and Procedures
     Management’s Report on Internal Control Over Financial Reporting
     Evaluation of Disclosure Controls and Procedures: Our President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
     Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
     Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.
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

     Report of Independent Registered Public Accounting Firm
     The Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.
     We have audited Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anadys Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Anadys Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Anadys Pharmaceuticals, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 26, 2009
Item 9B. Other Information
Not applicable.

Part III
     Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2009 Annual Meeting of Stockholders (the Proxy Statement) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Shareholder Communications with the Board of Directors” in our Proxy Statement.
     Certain information required by Item 10 of Form 10-K regarding our executive officers is set forth in Item 1of Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation
     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Compensation of Executive Officers” and “Compensation of Directors” in our Proxy Statement.
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

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	6,170,366	$3.88	1,723,783
Equity compensation plans not approved by security holders	375,000	$3.00	—

Total	6,545,366		1,723,783

     The additional information required by Item 12 of Form 10-K related to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following financial statements, financial statements schedules and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Financial Statements. See index to consolidated financial statements on page F-1.

(2)	Financial Statement Schedules. All financial statements schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

Exhibit
Number		Exhibit Description	Incorporated by Reference or Attached Hereto
3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1		Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.1	#	2002 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.2	#	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.3	#	2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.4	#	Form of Stock Option Agreement under 2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.5	#	Form of Amendment to Stock Option Agreement Under 2004 Equity Incentive Plan, applicable to Non-Employee Director grants	Attached Hereto

10.6	#	2004 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.7	#	Form of Offering Document under the 2004 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.8	#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.9	#	Form of Stock Option Agreement Under 2004 Non-Employee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.10	#	Terms of Employment dated February 1, 2001 by and between the Registrant and Steve Worland, Ph.D.	Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.11	#	Terms of Employment dated October 2, 2001 by and between the Registrant and Elizabeth E. Reed	Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

Exhibit
Number		Exhibit Description	Incorporated by Reference or Attached Hereto
10.12		Sub-lease agreement dated February 23, 2004 by and between the Registrant and Torrey Mesa Research Institute.	Incorporated by reference to Exhibit 10.33 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.13	#	Consulting Agreement dated May 25, 2005 by and between Marios Fotiadis and Anadys Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.37 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on August 12, 2005.

10.14	#	Form of Inducement Stock Option Agreement	Incorporated by reference to Exhibit 10.42 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on September 25, 2006.

10.15	#	Terms of Employment dated September 11, 2006 by and between the registrant and James T. Glover.	Incorporated by reference to Exhibit 10.43 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on September 25, 2006.

10.16	#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Stephen T. Worland, Ph.D.	Incorporated by reference to Exhibit 10.16 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.17	#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James T. Glover, CPA.	Incorporated by reference to Exhibit 10.17 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.18	#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.18 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.19	#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Elizabeth E. Reed.	Incorporated by reference to Exhibit 10.19 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.20	#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Mary Yaroshevsky-Glanville.	Incorporated by reference to Exhibit 10.20 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.21	#	Terms of Employment dated June 21, 2006 by and between the registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.21 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.22	#	Terms of Employment dated March 6, 2001 by and between the registrant and Mary-Yaroshevsky-Glanville.	Incorporated by reference to Exhibit 10.22 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.23	#	Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.23 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.24	#	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.	Incorporated by reference to Exhibit 10.24 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 1, 2008.

21.1		List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

23.1		Consent of Independent Registered Public Accounting Firm	Attached Hereto.

31.1		Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
31.2	Certification of Senior Vice President, Operations and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Senior Vice President, Operations and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 2nd day of March, 2009.

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

Signature	Title	Date
/s/ STEPHEN T. WORLAND, PH.D. Stephen T. Worland, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ JAMES T. GLOVER James T. Glover	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D.	Chairman of the Board	March 2, 2009
/s/ MARK G. FOLETTA Mark G. Foletta	Director	March 2, 2009
/s/ MARIOS FOTIADIS Marios Fotiadis	Director	March 2, 2009
/s/ STEVEN H. HOLTZMAN Steven H. Holtzman	Director	March 2, 2009
/s/ STELIOS PAPADOPOULOS, PH.D. Stelios Papadopoulos, Ph.D.	Director	March 2, 2009
/s/ DOUGLAS E. WILLIAMS, PH.D. Douglas E. Williams, Ph.D.	Director	March 2, 2009
/s/ KLEANTHIS G. XANTHOPOULOS, PH.D. Kleanthis G. Xanthopoulos, Ph.D.	Director	March 2, 2009

ANADYS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anadys Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 26, 2009

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2008	2007

Assets
Current assets:

Cash and cash equivalents	$10,476	$34,669
Securities available-for-sale	17,460	21,826
Prepaid expenses and other current assets	2,202	1,004

Total current assets	30,138	57,499

Property and equipment, net	1,476	2,647
Other assets	60	1,380

Total assets	$31,674	$61,526

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$558	$1,084
Accrued expenses	4,823	3,766
Current portion of deferred rent	348	565
Other current liabilities	84	—

Total current liabilities	5,813	5,415

Long-term portion of deferred rent	—	367
Other long-term liabilities	36	65

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2008 and December 31, 2007; no shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at December 31, 2008 and December 31, 2007; 28,816,763 and 28,696,948 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	29	29
Additional paid-in capital	282,297	279,221
Accumulated other comprehensive (loss) gain	(447)	81
Accumulated deficit	(256,054)	(223,652)

Total stockholders’ equity	25,825	55,679

Total liabilities and stockholders’ equity	$31,674	$61,526

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net loss per share)

	For the Years Ended December 31,
	2008	2007	2006
Revenues:

Collaborative agreements	$—	$24,118	$5,354
Grants	—	—	66

Total revenues	—	24,118	5,420

Operating Expenses:

Research and development	25,993	28,192	25,419
General and administrative	8,109	8,692	11,308

Total operating expenses	34,102	36,884	36,727

Loss from operations	(34,102)	(12,766)	(31,307)

Other income (expense):
Interest income	1,482	3,611	4,727
Interest expense	—	—	(69)
Other, net	218	(17)	(111)

Total other income (expense)	1,700	3,594	4,547

Net loss	$(32,402)	$(9,172)	$(26,760)

Net loss per share, basic and diluted	$(1.13)	$(0.32)	$(0.94)

Shares used in calculating net loss per share, basic and diluted	28,750	28,646	28,512

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Accumulated
							other
	Convertible				Additional		comprehensive		Total
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	equity
Balance at December 31, 2005	—	$—	28,374,136	$28	$267,499	$(839)	$(32)	$(187,720)	$78,936
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	143,335	1	562	—	—	—	563
Issuance of common stock pursuant to the employee stock purchase plan	—	—	78,727	—	391	—	—	—	391
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	326	—	—	—	326
SFAS 123R stock-based compensation expense including forfeitures	—	—	—	—	6,859	—	—	—	6,859
Reversal of deferred compensation upon the adoption of SFAS 123R	—	—	—	—	(839)	839	—	—	—
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	(26,760)	(26,760)

Comprehensive loss	—	—	—	—	—	—	—	—	(26,750)

Balance at December 31, 2006	—	$—	28,596,198	$29	$274,798	$—	$(22)	$(214,480)	$60,325
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	30,192	—	89	—	—	—	89
Issuance of common stock pursuant to the employee stock purchase plan	—	—	70,558	—	168	—	—	—	168
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	101	—	—	—	101
SFAS 123R stock-based compensation expense including forfeitures	—	—	—	—	4,065	—	—	—	4,065
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	—	—	(9,172)	(9,172)

Comprehensive loss	—	—	—	—	—	—	—	—	(9,069)

Balance at December 31, 2007	—	$—	28, 696,948	$29	$279,221	$—	$81	$(223,652)	$55,679
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	36,567	—	106	—	—	—	106
Issuance of common stock pursuant to the employee stock purchase plan	—	—	83,248	—	153	—	—	—	153
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	66	—	—	—	66
SFAS 123R stock-based compensation expense including forfeitures	—	—	—	—	2,751	—	—	—	2,751
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	—	(32,402)	(32,402)

Comprehensive loss	—	—	—	—	—	—	—	—	(32,930)

Balance at December 31, 2008	—	$—	28,816,763	$29	$282,297	$—	$(447)	$(256,054)	$25,825

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net loss	$(32,402)	$(9,172)	$(26,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,141	1,431	1,509
Stock-based compensation	2,751	4,065	6,859
Amortization of premium/discount on securities available-for-sale	157	—	—
Loss on the sale of available-for-sale securities	24	—	—
Compensation related to stock option issuances to non-employees	16	52	276
Interest expense related to warrants issued in connection with debt	—	—	23
Rent expense related to warrants issued in connection with lease	50	49	50
(Gain) loss from disposal of property and equipment	(149)	27	73
Changes in operating assets and liabilities:
Accounts receivable	—	1,175	4,850
Prepaid expenses and other current assets	(1,198)	(63)	(290)
Other assets	1,320	7	253
Accounts payable	(526)	290	(222)
Accrued expenses	1,057	449	(546)
Deferred rent	(584)	(466)	(405)
Deferred revenue	—	(23,567)	(6,255)
Other liabilities	55	65	—

Net cash used in operating activities	(28,288)	(25,658)	(20,585)

Cash Flows from Investing Activities:
Purchase of securities available-for-sale	(8,806)	(15,131)	(14,310)
Proceeds from sale and maturity of securities available-for-sale	12,463	13,170	5,750
Purchase of property and equipment	(213)	(356)	(1,522)
Proceeds from the sale of property and equipment	392	—	—

Net cash provided by (used in) investing activities	3,836	(2,317)	(10,082)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	259	257	954
Principal payments on long-term debt	—	—	(1,559)

Net cash provided by (used in) financing activities	259	257	(605)

Net decrease in cash and cash equivalents	(24,193)	(27,718)	(31,272)
Cash and cash equivalents at beginning of year	34,669	62,387	93,659

Cash and cash equivalents at end of year	$10,476	$34,669	$62,387

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$—	$69

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reversal of deferred compensation upon the adoption of SFAS 123R	$—	$—	$839

Unrealized (loss) gain on securities available-for-sale	$(528)	$103	$10

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization and Business
     Anadys Pharmaceuticals, Inc. (Anadys or the Company) is a clinical-stage biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. For the treatment of chronic hepatitis C, the Company is developing ANA598, a small - molecule, non-nucleoside inhibitor of the NS5B polymerase, and ANA773, an oral, small - molecule, toll-like receptor 7 (TLR7) agonist prodrug. The Company is also developing ANA773 for the treatment of cancer.
     Basis of Financial Statement Presentation
     In order to conduct Phase II clinical trials of ANA598 and/or ANA773 for the treatment of HCV or a Phase II clinical trial of ANA773 for the treatment of cancer, the Company will need to seek additional financing which could be completed through a number of financing vehicles including the sale of equity securities, new strategic alliance agreements or other transactions, project financing or debt financing. However, the Company may not be successful in obtaining strategic alliance or other agreements, or in receiving milestone or royalty payments under those agreements. In addition, the Company cannot be sure that additional debt or equity financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or the Company’s stockholders. If the Company raises additional funds through debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate the Company’s business. As a result, if the Company is not able to obtain additional financing during the second half of 2009, the Company will postpone, reduce the scope of or eliminate some or all of its development programs. With these reductions in expenditures, the Company believes that its existing cash, cash equivalents and securities available-for-sale will be sufficient to meet the Company’s working capital requirements through December 31, 2009.
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited. All significant intercompany accounts and transactions have been eliminated. In 2003, the Company discontinued its Anadys Pharmaceuticals Europe GmbH operations and intends to dissolve that entity. Anadys Development Limited was established in 2005 to serve as a legal representative of the Company for conducting clinical trials in Europe. As of and for the year ended December 31, 2008, neither Anadys Pharmaceuticals Europe GmbH nor Anadys Development Limited had active operations.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.
     Cash and Cash Equivalents
     Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased and are readily convertible to known amounts of cash.
     Securities Available-for-Sale
     Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. The Company views its available-for-sale securities as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Fair Value of Financial Instruments
     The carrying amount of cash, cash equivalents, securities available-for-sale, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.
     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents and securities available-for-sale. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.
     During 2007 and 2006, the Company derived a majority of its revenues from a License and Co-Development Agreement with Novartis International Pharmaceutical Ltd. (Novartis) which was terminated during 2007.
     Property and Equipment
     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.
     Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to the carrying value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Although the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes expected undiscounted future operating cash flows will exceed the carrying value of the long-lived assets, and accordingly the Company has not recognized an impairment loss through December 31, 2008.
     Research and Development
     Research and development expenses consist primarily of costs associated with the discovery, preclinical and clinical development of the Company’s product candidates. In addition, research and development expenses may include external costs such as fees paid to clinical research organizations, clinical trial investigators, contract research organizations, drug substance and drug product manufacturers, consultants, and internal costs of compensation and other expenses for research and development personnel, supplies and materials, facility costs, and depreciation.
     Under the Company’s former License and Co-Development Agreement with Novartis, which was terminated during 2007, reimbursements of development costs for ANA975 from Novartis were recorded as an offset to research and development expense.
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
     Deferred Rent
     Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense recorded and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheet. During 2004, the Company entered into a sub-lease agreement to lease the Company’s corporate headquarters and research and development facility located in San Diego, California. In accordance with the sub-lease agreement, the Company was allocated a $1.6 million tenant

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
improvement allowance as an incentive to move into the facility. The Company recorded this incentive as an increase to both property and equipment and deferred rent and these amounts are being amortized on a straight-line basis over the life of the lease of 62 months. As of December 31, 2008 and 2007, the Company has $0.2 million and $0.5 million, respectively, of unamortized deferred rent associated with the lease incentive.
     Stock-Based Compensation
     The Company accounts for compensation expense for options granted to employees and directors in accordance with SFAS No. 123R, Share-Based Payment, (SFAS No. 123R).
     The Company accounts for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123R, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.
     In accordance with SFAS No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107, the Company records share-based compensation as components of either research and development expense or general and administrative expense. Share-based compensation is recognized on a straight-line basis.
     Net Loss Per Share
     The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share (EPS) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
     Common stock equivalents from stock options and warrants of approximately 6.6 million, 5.6 million and 5.3 million were excluded from the calculation of net loss per share for the years ended December 31, 2008, 2007 and 2006, respectively, because the effect would be antidilutive.
     Revenue Recognition
     The Company may receive payments from collaborators for compound licenses, technology access fees, option fees, research services, milestones and royalty obligations. These payments are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition as outlined in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services were rendered; (3) the price is fixed or determinable and (4) the collectability is reasonably assured. In addition, the Company has applied the following principles in recognizing revenue:
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

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pending Adoption of Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 07-1 will be effective for the Company beginning on January 1, 2009. The adoption of EITF No. 07-1 is not expected to have a material effect on the Company’s consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.
Adoption of New Accounting Pronouncements
     In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-3 was effective for the Company beginning on January 1, 2008. The adoption of EITF No. 07-3 did not have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company beginning on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective for the Company beginning on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.
2. Investments
     Securities available-for-sale consisted of the following as of December 31, 2008 and 2007, respectively (in thousands):

	December 31, 2008
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$6,604	$72	$—	$6,676
Corporate debt securities	11,304	64	(584)	10,784

	$17,908	$136	$(584)	$17,460

	December 31, 2007
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$3,492	$5	$—	$3,497
Corporate debt securities	18,253	96	(20)	18,329

	$21,745	$101	$(20)	$21,826

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2008 and 2007 are shown below (in thousands):

	December 31, 2008
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,641	$106	$(580)	$15,167
After one year through two years	2,267	30	(4)	2,293

	$17,908	$136	$(584)	$17,460

	December 31, 2007
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$12,487	$27	$(6)	$12,508
After one year through two years	9,258	74	(14)	9,318

	$21,745	$101	$(20)	$21,826

     Included in the Company’s portfolio of securities available-for-sale as of December 31, 2008, is a corporate bond issued by American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), that matures on August 15, 2009. As of December 31, 2008, the face value of the security is $2.2 million and the current market value is $1.6 million, which resulted in a $0.6 million unrealized loss that the Company has recorded as a component of accumulated other comprehensive loss.
     As of December 31, 2008, the Company performed a review of all of the securities in its portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond discussed above, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included, but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security has been in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2008 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of December 31, 2008 have been in an unrealized loss position for greater than one year.
3. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP and expands fair value financial statement disclosure requirements. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R).
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

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2008, the Company has $27.7 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 21 months with an overall average time to maturity of 6.9 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company adopted SFAS No. 157 effective January 1, 2008.
     The following table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Description
Money market funds	$3,202	$3,202	$—	$—
Commercial paper	8,196	—	8,196	—
U.S. government sponsored enterprise securities	6,675	—	6,675	—
Corporate debt securities	9,585	—	9,585	—

	$27,658	$3,202	$24,456	$—

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	As of December 31,
	2008	2007
Furniture and fixtures	$69	$72
Equipment	5,412	6,406
Computers and software	1,798	2,220
Leasehold improvements	1,833	1,833

	9,112	10,531
Less accumulated depreciation and amortization	(7,636)	(7,884)

	$1,476	$2,647

     Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $1.4 million and $1.5 million, respectively.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Other Balance Sheet Captions

	As of December 31,
	2008	2007
Prepaid expenses and other current assets consist of the following (in thousands):
Prepaid tenant deposit	$1,260	$—
Prepaid insurance	193	227
Interest receivable	278	341
Other prepaid expenses	471	436

	$2,202	$1,004

Other assets consist of the following (in thousands):
Note receivable	$60	$120
Tenant deposit	—	1,260

	$60	$1,380

Accrued expenses consist of the following (in thousands):
Accrued personnel costs	$344	$345
Accrued employee bonus	1,347	907
Accrued drug development	2,110	1,523
Accrued legal and patent costs	198	150
Accrued facility costs	124	191
Accrued severance costs	—	205
Other accrued expenses	700	445

	$4,823	$3,766

6. Commitments and Contingencies
     As of December 31, 2008, the Company leases its corporate headquarters and research and development facility under a non-cancelable lease, which expires on August 1, 2009. The lease requires the Company to pay a share of real estate taxes and building operating expenses if such expenses exceed a base level stipulated in the lease. Gross rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.1 million, $2.0 million and $1.9 million, respectively.
     Future minimum lease payments under equipment and facility leases are as follows as of December 31, 2008 (in thousands):

2009	$1,241
     Total future minimum lease payments for the year ended December 31, 2009 have not been reduced by $0.6 million of sublease rentals to be received in the future under a non-cancelable sublease.
7. Collaboration and License Agreements
     Novartis International Pharmaceutical Ltd.
     During 2007, the Company and Novartis decided to discontinue the development of ANA975. As a result, during 2007 the Company recognized $21.0 million of previously deferred revenue. No revenue was recognized under the Novartis collaboration in 2008.
     During the years ended December 31, 2008, 2007 and 2006, the Company recorded $0.05 million, $0.5 million, and $3.7 million as offsets to research and development expense, which represent Novartis’ share of ANA975 expenses incurred by the Company.
8. Stockholders’ Equity
     Warrants
     As of December 31, 2008, the Company had outstanding warrants to purchase 71,366 shares of common stock outstanding with exercise prices ranging from $6.87 to $28.22. These warrants expire at various times between February 23, 2009 and December 17, 2012.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     During March 2004 upon the effectiveness of the Company’s initial public offering (IPO), the 2004 Equity Incentive Plan (the 2004 Plan) was adopted. The initial share reserve under the 2004 Plan was equal to the number of shares of common stock reserved under the 2002 Plan that remained available for future stock awards upon the effectiveness of the IPO. Options granted under the 2002 Plan continue to be governed by the provisions of the 2002 Plan. On October 24, 2008, the Company registered an additional 1,000,000 shares for issuance under the 2004 Plan in accordance with the provisions of the 2004 Plan. The total number of shares which remain available for grant under the 2004 Plan is 247,504 shares at December 31, 2008. The options are exercisable at various dates and will expire no more than ten years from their date of grant, or in the case of certain non-qualified options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.
     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. On October 24, 2008, the Company registered an additional 143,880 shares for issuance under the NEDSOP Plan in accordance with the provisions of the NEDSOP Plan. The total number of shares which remain available for grant under the NEDSOP Plan is 228,963 shares at December 31, 2008. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.
     In connection with the hiring of certain executives during 2006, the Compensation Committee of the Company’s Board of Directors approved inducement grants of non-qualified stock options to purchase shares of Anadys’ Common Stock. The total number of shares which remain outstanding under the inducement grants is 375,000 shares at December 31, 2008. These option awards were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Although these options were granted outside the 2004 Plan, they are subject to substantially identical terms and conditions as those contained in the 2004 Plan.
     The following table summarizes information about stock options outstanding under the 2002 Plan, 2004 Plan, the NEDSOP Plan and inducement grants as of December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$1.48-$2.00	1,691,750	9.5	$1.94	128,437	$1.98
$2.11-$2.80	1,355,314	8.6	$2.41	587,574	$2.37
$2.95-$3.57	1,317,784	5.3	$2.99	1,135,211	$2.98
$3.58-$7.00	1,336,903	6.4	$5.06	1,009,898	$5.29
$7.10-$15.61	843,615	6.6	$9.22	743,377	$9.18

	6,545,366			3,604,497

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the Company’s stock option activity and related information is as follows:

		Weighted	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Contractual Term	(in thousands)
Balance at December 31, 2005	3,089,271	$6.06
Granted	2,220,900	5.37
Exercised	(140,225)	4.01
Cancelled	(122,766)	8.14

Balance at December 31, 2006	5,047,180	$5.77
Granted	2,005,875	2.59
Exercised	(30,192)	2.95
Cancelled	(1,475,036)	6.52

Balance at December 31, 2007	5,547,827	$4.44
Granted	1,508,493	2.07
Exercised	(36,567)	2.90
Cancelled	(474,387)	5.47

Balance at December 31, 2008	6,545,366	$3.83	7.49	$56

Exercisable at December 31, 2008	3,604,497	$4.77	6.26	$1

     The total intrinsic value of options exercised during the year ended December 31, 2007 was $0.05 million determined as of the date of exercise. There was no material intrinsic value for options exercised during the year ended December 31, 2008. The Company settles employee stock option exercises with newly issued common shares.
     The Company did not grant any stock options to non-employees for the years ended December 31, 2008 and 2007. The Company granted 15,000 shares to non-employees for the year ended December 31, 2006. Compensation expense related to non-employee stock option grants was $0.01 million, $0.05 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Share-Based Compensation
     SFAS No. 123R and SAB No. 107 require the Company to record share-based compensation as components of either research and development expense or general and administrative expense. In accordance with SFAS No. 123R and SAB No. 107, the Company has reported the following amounts of stock-based compensation expense in the consolidated Statements of Operations (in thousands, except per share data):

	For the years ended December 31,
	2008	2007	2006
Research and development expense	$1,271	$2,463	$2,889
General and administrative expense	1,492	1,650	4,241

Total share-based compensation expense	$2,763	$4,113	$7,130

Net share-based compensation expense, per common share basic and diluted	$0.10	$0.14	$0.25

     As of December 31, 2008, there was an additional $3.9 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.68 years.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of options granted to employees and directors was estimated at the date of grant using a Black-Scholes option-valuation model with the weighted-average assumptions stated below.

	For the years ended December 31,
	2008	2007	2006
Risk-free interest rate	2.45%	4.20%	4.66%
Dividend yield	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	71%	70%	67%
Weighted-average expected life of option (years)	6	6	6
     The estimated weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $1.31, $1.67 and $3.43, respectively.
     Dividend Yield—The Company has never declared or paid dividends on common stock and has no plans to do so in the foreseeable future.
     Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility from its IPO through the dates of grants, in combination with the historical volatility of peer companies and business and economic considerations in order to estimate the expected volatility, due to the Company’s short history as a public company.
     Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.
     Expected Life of the Option Term—This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum contractual term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options with further consideration given to the class of employees to whom the options were granted.
     SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary.
     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. This purchase discount is significant enough to be considered compensatory under SFAS No. 123R. As a result, the Company recorded $0.2 million in stock-based compensation for the year ended December 31, 2008 related to the Purchase Plan.
     For the years ended December 31, 2008, 2007 and 2006, 83,248 shares, 70,558 shares and 78,727 shares of common stock were issued under the Purchase Plan, respectively. On October 24, 2008, the Company registered an additional 431,641 shares for issuance under the Purchase Plan in accordance with the provisions of the Purchase Plan. The weighted-average fair value of employee stock Purchase Plan purchases was $1.84, $2.38 and $4.97 per share for 2008, 2007 and 2006, respectively.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Shares Reserved for Issuance
     Shares of common stock reserved for future issuance as of December 31, 2008 are as follows:

December 31, 2008
Warrants	71,366
Employee Stock Purchase Plan	1,123,783
Stock options under the Company’s Plans:
Granted and outstanding	6,545,366
Reserved for future issuance	599,712

7,145,078

9. Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations or cash flows. As of December 31, 2008 and 2007, the Company has not recorded any uncertain tax benefits.
     Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $80.5 million and $67.6 million has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No. 109, Accounting for Income Taxes, as of December 31, 2008 and 2007, respectively.

	As of December 31,
	2008	2007
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$46,681	$38,784
Research and development credits	4,663	3,430
Non-qualified stock options	3,844	3,474
Capitalized research and development expense	25,058	21,396
Accruals	248	475
Other	30	24

Total deferred tax assets	80,524	67,583
Valuation allowance for deferred tax assets	(80,524)	(67,583)

Net deferred taxes	$—	$—

     As of December 31, 2008 the Company had federal and state tax net operating loss (NOL) carryforwards of approximately $118.5 million and $90.7 million, respectively. Approximately $4.0 million of the federal loss carryforwards will begin expiring in 2009 and approximately $5.8 million of the state loss carryforwards will begin expiring in 2011, unless previously utilized. The Company also has federal and state research tax credit (R&D credit) carryforwards of approximately $1.6 million and $4.6 million respectively. The federal research credits will begin expiring in 2027 unless previously utilized. The state research credits do not expire.
     Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain shareholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has initiated an analysis of Section 382 and, based on this analysis, the Company believes that multiple changes of ownership have occurred and therefore its NOL and R&D credit carryforwards and other deferred tax assets will be subject to annual limitations in future periods. The Company has completed its analysis and has determined that, as of December 31, 2008 and 2007, approximately $16.0 million of the deferred tax assets related to NOL and credit carryforwards will expire unused and, accordingly, the Company has removed such assets from its deferred tax assets with a corresponding reduction to its valuation allowance. There may be additional limitations imposed on the Company’s ability to

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fully utilize its remaining deferred tax assets due to future ownership changes. Any amounts that are determined by the Company to expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company did not record any interest or penalties.
     The tax years 1993 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject, as tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward.
10. Savings Plan
     The Company has a retirement savings plan for all employees, subject to certain age requirements, pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions up to 6% of eligible compensation. Employer contributions were $0.1 million for each of the years ended December 31, 2008, 2007 and 2006.
11. Unaudited Quarterly Results of Operations
     The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.

	First	Second	Third	Fourth
Fiscal year 2008	Quarter	Quarter	Quarter	Quarter
	(in thousands, except net loss per share)

Revenues	$—	$—	$—	$—
Net loss	(7,444)	(7,092)	(9,349)	(8,517)
Net loss per share, basic and diluted	(0.26)	(0.25)	(0.32)	(0.30)

	First	Second	Third	Fourth
Fiscal year 2007	Quarter	Quarter	Quarter	Quarter
	(in thousands, except net loss per share)

Revenues	$1,102	$1,302	$21,489	$225
Net (loss) income	(6,683)	(6,996)	12,307	(7,800)
Net (loss) income per share, basic and diluted	(0.23)	(0.24)	0.43	(0.27)
     During quarter ended September 30, 2007, the Company and Novartis decided to discontinue the development of ANA975 and as a result the Company recognized $21.0 million of previously deferred revenue.