Form 10-Q
period 2009-03-31
ANADYS PHARMACEUTICALS INC
filed 2009-04-24
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares of common stock outstanding as of the close of business on April 20, 2009:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	28,891,888

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$4,712	$10,476
Securities available-for-sale	16,133	17,460
Prepaid expenses and other current assets	2,095	2,202

Total current assets	22,940	30,138

Property and equipment, net	1,183	1,476
Other assets	60	60

Total assets	$24,183	$31,674

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$5,934	$5,381
Current portion of deferred rent	206	348
Other current liabilities	84	84

Total current liabilities	6,224	5,813

Other long-term liabilities	34	36

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2009 and December 31, 2008; 28,879,220 and 28,816,763 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	283,162	282,297
Accumulated other comprehensive loss	(453)	(447)
Accumulated deficit	(264,813)	(256,054)

Total stockholders’ equity	17,925	25,825

Total liabilities and stockholders’ equity	$24,183	$31,674

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2008, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2009	2008
Expenses:

Research and development	$6,876	$6,009
General and administrative	2,055	2,045

Total operating expenses	8,931	8,054

Interest income and other	172	610

Net loss	$(8,759)	$(7,444)

Net loss per share, basic and diluted	$(0.30)	$(0.26)

Shares used in calculating net loss per share, basic and diluted	28,838	28,697

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(8,759)	$(7,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	276
Share-based compensation expense	684	661
Rent expense related to warrants issued in connection with lease	13	12
Loss on disposal of property and equipment	—	3
Loss on the sale of available for sale securities	—	24
Amortization of premium/discount on securities available-for-sale	37	—
Changes in operating assets and liabilities:
Accounts receivable	—	(33)
Prepaid expenses and other current assets	107	164
Accounts payable and accrued expenses	553	(1,270)
Deferred rent	(142)	(168)
Other current and long-term liabilities	(2)	—

Net cash used in operating activities	(7,216)	(7,775)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(1,999)	—
Proceeds from sale and maturity of securities available-for-sale	3,283	5,991
Purchases of property and equipment	—	(74)

Net cash provided by investing activities	1,284	5,917

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	168	—

Net cash provided by financing activities	168	—

Net decrease in cash and cash equivalents	(5,764)	(1,858)
Cash and cash equivalents at beginning of period	10,476	34,669

Cash and cash equivalents at end of period	$4,712	$32,811

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized (loss) gain on securities available-for-sale	$(6)	$177

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     Organization and Business
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2009. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
     Basis of Financial Statement Presentation
     In order to conduct Phase II clinical trials of ANA598 and/or ANA773 for the treatment of HCV or a Phase II clinical trial of ANA773 for the treatment of cancer, the Company will need to seek additional financing which could be completed through a number of financing vehicles including the sale of equity securities, new strategic alliance agreements or other transactions, project financing or debt financing. However, the Company may not be successful in obtaining strategic alliance or other agreements, or in receiving milestone or royalty payments under those agreements. In addition, the Company cannot be sure that additional debt or equity financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or the Company’s stockholders. If the Company raises additional funds through debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate the Company’s business. As a result, if the Company is not able to obtain additional financing during the second half of 2009, the Company will postpone, reduce the scope of or eliminate some or all of its development programs. With these reductions in expenditures, the Company believes that its existing cash, cash equivalents and securities available-for-sale will be sufficient to meet the Company’s working capital requirements through March 31, 2010.
     Use of Estimates
     The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Actual results may differ from these estimates under different assumptions or conditions.
     Adoption of Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 07-1 was effective for us beginning on January 1, 2009. The adoption of EITF No. 07-1 did not have a material effect on our condensed consolidated financial statements.

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

	Three months ended March 31,
	2009	2008
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	6,368	5,528
Warrants	19	71

	6,387	5,599

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2009	2008
	(in thousands)
Net loss	$(8,759)	$(7,444)
Unrealized (loss) gain on securities available-for-sale	(6)	177

Comprehensive loss	$(8,765)	$(7,267)

4. Share-Based Payment
     The Company calculates share-based compensation expense for all periods presented in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF Issue 96-18). Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically re-measured as the underlying options vest in accordance with EITF Issue 96-18.
     A summary of the Company’s stock options and related information as of March 31, 2009 is as follows:

			Weighted-
			Average
			Remaining
		Weighted	Contractual
	Options	Average	Term in	Aggregate
	Outstanding	Exercise Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at March 31, 2009	6,368	$3.83	7.23	$21,888

Exercisable at March 31, 2009	3,770	$4.70	6.10	$10,287

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Research and development expense	$328	$310
General and administrative expense	356	351

Total share-based compensation expense	$684	$661

Net share-based compensation expense, per common share basic and diluted	$0.02	$0.02

     As of March 31, 2009, there was an additional $3.2 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.56 years.
     There were no options granted during the three months ended March 31, 2009. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2008:
Stock Options:

Dividend yield	0.0%
Expected volatility	67.3%
Risk-free interest rate	3.62%
Expected life of the option term (in years)	5.87
     Stock-based compensation expense recognized in accordance with SFAS No. 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
5. Investments
     Securities available-for-sale consisted of the following as of March 31, 2009 and December 31, 2008, respectively (in thousands):

	March 31, 2009
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$9,608	$47	$—	$9,655
Corporate debt securities	6,978	32	(532)	6,478

	$16,586	$79	$(532)	$16,133

	December 31, 2008
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$6,604	$72	$—	$6,676
Corporate debt securities	11,304	64	(584)	10,784

	$17,908	$136	$(584)	$17,460

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of March 31, 2009 and December 31, 2008 are shown below (in thousands):

	March 31, 2009
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
Within one year	$14,323	$66	$(523)	$13,866
After one year through two years	2,263	13	(9)	2,267

	$16,586	$79	$(532)	$16,133

	December 31, 2008
		Unrealized
	Amortized			Market
	Cost	Gain	Loss	Value
Within one year	$15,641	$106	$(580)	$15,167
After one year through three years	2,267	30	(4)	2,293

	$17,908	$136	$(584)	$17,460

     Included in the Company’s portfolio of securities available-for-sale as of March 31, 2009, is an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond that matures on August 15, 2009. As of March 31, 2009, the face value of the security is $2.2 million and the current market value is $1.7 million, which resulted in a $0.5 million unrealized loss that the Company has recorded as a component of accumulated other comprehensive loss.
     As of March 31, 2009, the Company performed a review of all of the securities in its portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond discussed above, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of March 31, 2009 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of March 31, 2009 have been in an unrealized loss position for greater than one year.
6. Fair Value Disclosures
     As of March 31, 2009, the Company has $20.6 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 18 months with an overall average time to maturity of 8.3 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.
     The following table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$4,444	$4,444	$—	$—
U.S. government sponsored enterprise securities	9,655	—	9,655	—
Corporate debt securities	6,478	—	6,478	—

	$20,577	$4,444	$16,133	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2008 included with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2009. Operating results are not necessarily indicative of results that may occur in future periods.
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
Overview
     Anadys Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company dedicated to improving patient care by developing novel medicines in the areas of hepatitis C and oncology. For the treatment of chronic hepatitis C virus (HCV), we are developing two potentially complementary agents, ANA598, a small-molecule, oral non-nucleoside inhibitor of the NS5B polymerase, and ANA773, an oral inducer of endogenous interferons that acts via the toll-like receptor 7 (TLR7) pathway. We are also developing ANA773 for the treatment of cancer.
     In the fourth quarter of 2008, we commenced dosing in a three day Phase Ib clinical trial of ANA598 in HCV-infected patients. This clinical trial is now completed. Thirty-five patients participated in the study. In the Phase Ib study, ANA598 treatment resulted in rapid and sustained reductions in HCV RNA with median reductions at the end of treatment (Day 4) exceeding 2 log10 (>99%) at all dose levels. At 200 mg bid (twice-daily), the median viral load reduction was 2.4 log10 (range of 0.4 to 3.4); at 400 mg bid, 2.3 log10 (range of 1.6 to 3.5); and at 800 mg bid, 2.9 log10 (range of 2.2 to 3.4). ANA598 was well-tolerated in this short term study and there were no serious adverse events observed.
     We also recently completed dosing healthy volunteers in a 14-day study conducted to augment the safety and pharmacokinetic profile of ANA598. Thirty subjects participated in the study, with eight subjects receiving ANA598 and two subjects receiving placebo at each dose level (400 mg once-daily, 800 mg once-daily and 600 mg bid). Preliminary results from the study indicate that ANA598 was generally well-tolerated in all cohorts with no serious adverse events, although three subjects in the study who received ANA598 (two subjects in the 800 mg once-daily cohort and one subject in the 600 mg bid cohort) developed grade 2 skin rash and discontinued from the study after either six or seven days of consecutive dosing. There were no other instances of rash observed in this or any other study of ANA598. Data receipt and analysis from this study is continuing and we expect to present the results at a clinical conference later this year.
     If ANA598 is successful in early stage development, we anticipate completing the clinical, toxicology and manufacturing activities that should enable us to be ready in mid-2009 to initiate longer term, Phase II, studies in combination with current standard of care. The actual timing for the initiation of Phase II studies may depend on a number of factors, including FDA review timelines, the timing of any potential transaction around ANA598 or ANA773, available cash resources and funding activities, and the engagement of clinical sites.
     In the fourth quarter of 2008, we commenced dosing HCV-infected patients in a Phase I clinical trial of ANA773. The primary objectives of the patient portion of the study are to assess safety, tolerability and viral load decline in HCV patients. In this study, patients received single oral doses every other day over 28 days, at doses of 800 mg, 1200 mg or 1600 mg, with six subjects receiving ANA773 and two receiving placebo in each cohort. Patient dosing has been completed through the 1600 mg dose level. At the 1600 mg dose level, there was a statistically significant decrease in viral load compared to placebo, although not all patients at this dose demonstrated a decrease in viral load. Based on the data we have seen to date, we have submitted an amendment to this study to test ANA773 at 2000 mg every other day. No serious adverse events have been reported and there have been no discontinuations from the patient portion of this study.
     We continue to enroll patients and explore the safety and tolerability profile of ANA773 for the treatment of cancer in an ongoing Phase I clinical trial which is a safety and tolerability study designed to identify pharmacologically active doses and preliminary anti-tumor activity as well as to select the dose and schedule for potential Phase II trials.
     We have incurred significant operating losses since our inception and, as of March 31, 2009, our accumulated deficit was $264.8 million. We expect to incur substantial losses for at least the next several years as we:

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
Adoption of Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF No. 07-1 was effective for us beginning on January 1, 2009. The adoption of EITF No. 07-1 did not have a material effect on our condensed consolidated financial statements.
Pending Adoption of Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our condensed consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2009 and 2008
     Research and Development Expenses. Research and development expenses were $6.9 million for the three months ended March 31, 2009 compared to $6.0 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we incurred a $1.7 million increase in our development costs for ANA598 associated with our completed Phase Ib clinical trial which was initiated during September 2008, our 14-day healthy volunteer study which was initiated in February 2009 and our on-going long-term chronic toxicology studies which were initiated during September 2008. During the three months ended March 31, 2008, our development costs associated with ANA598 were primarily associated with preparation costs for our Phase I clinical trials including the manufacturing of both drug substance and drug product and our completed 28-day animal toxicology studies. This increase in research and development expense was partially offset by a decrease in our ANA773 development costs. Our ANA773 development costs during the three months ended March 31, 2009 were primarily driven by our on-going Phase I clinical trial for the treatment of HCV. Our ANA773 development costs during the three months ended March 31, 2008 were primarily driven by our completed 13-week GLP animal toxicology studies and preparation costs for our Phase I clinical trial for the treatment of HCV (which initiated dosing in July 2008). Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.3 million for the three months ended March 31, 2009 and 2008.
     The following summarizes our research and development expenses for the three months ended March 31, 2009 and 2008. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended March 31,
	2009	2008
	(In thousands)
ANA598	3,813	2,105
ANA773	1,486	2,260
Infrastructure, support personnel and other	1,249	1,334
Non-cash employee and non-employee share-based compensation	328	310

Total research and development expense	$6,876	$6,009

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the three months ended March 31, 2009, ANA773 HCV related costs were approximately $1.0 million and ANA773 oncology related costs were approximately $0.5 million.
     General and Administrative Expenses. General and administrative expenses were $2.1 million for the three months ended March 31, 2009 compared to $2.0 million for the three months ended March 31, 2008. General and administrative expenses were relatively consistent from the three months ended March 31, 2008 to the three months ended March 31, 2009. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.4 million for the three months ended March 31, 2009 and 2008.
     Interest Income and Other. Interest income and other was $0.2 million for the three months ended March 31, 2009 compared to $0.6 million for the three months ended March 31, 2008. The $0.4 million decrease in our interest income and other from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in our interest income from the three months ended March 31, 2008 to the three months ended March 31, 2009 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
Liquidity and Capital Resources
Overview
     Our March 31, 2009 cash, cash equivalents and marketable securities balance was $20.8 million. Our cash, cash equivalents and available-for sale securities decreased by $7.1 million from December 31, 2008 to March 31, 2009 which represents the use of our cash, cash equivalents and securities available-for-sale to fund our operations during this period. We expect to continue to fund operations over the next several quarters utilizing our cash, cash equivalents and securities available-for-sale included in our investment portfolio. We are not currently party to any development collaborations and therefore cash to fund future operations will most likely have to be obtained from one of the following sources: our current investment portfolio, the sale of other equity securities, new strategic collaboration agreements, project financing or debt financing. The use of our cash, cash equivalents and securities available-for-sale may be partially offset by the receipt of funds from other financing sources.

     In order to conduct Phase II clinical trials of ANA598 and/or ANA773 for the treatment of HCV or a Phase II clinical trial of ANA773 for the treatment of cancer, we will need to seek additional financing which could be completed through a number of financing vehicles including the sale of equity securities, new strategic alliance agreements or other transactions, project financing or debt financing. However, we may not be successful in obtaining strategic alliance or other agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional debt or equity financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds through debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. As a result, if we are not able to obtain additional financing during the second half of 2009, we will postpone, reduce the scope of or eliminate some or all of our development programs. With these reductions in expenditures, we believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our working capital requirements through March 31, 2010.
Future Cash Requirements
     Over time we expect our development expenses to be substantial and to increase as we continue the advancement of our development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.
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
Investment Portfolio
     As of March 31, 2009, we have $20.6 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 18 months with an overall average months to maturity of 8.3 months. We have the ability to liquidate these marketable securities without restriction.
     Included in our portfolio of securities available-for-sale as of March 31, 2009, is an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond that matures on August 15, 2009. As of March 31, 2009, the face value of the security is $2.2 million and the current market value is $1.7 million, which resulted in a $0.5 million unrealized loss that is recorded as a component of accumulated other comprehensive loss.

     As of March 31, 2009, we performed a review of all of the securities in our portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in our assessment included but were not limited to the following: our ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2008 related to securities currently in our portfolio. We also noted that none of the securities as of March 31, 2009 have been in an unrealized loss position for greater than one year. As of March 31, 2009 we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
Fair Value Inputs
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
Off-Balance Sheet Arrangements
     As of March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission.
Risks Related to Our Business
     *Our business is heavily centered around our ANA598 program. Any unexpected data or other challenges we may encounter in the ANA598 program could delay or preclude our ability to transition to Phase II trials of ANA598, which could cause our stock price to decline significantly.
     Our planned clinical development timelines for ANA598 are structured with the objective that if ANA598 is successful in early stage development, we expect to be ready to initiate longer term clinical trials, known as Phase II studies, of ANA598 with current standard of care treatments in mid-2009. If we see adverse toxicity or other unexpected results, or experience any other challenges, in our early clinical trials or any concurrently-run animal toxicology studies, or with the manufacturing of our clinical trial materials, our desired timelines for the program could be detrimentally impacted. In addition, we will need to gain agreement from the FDA on the Phase II trial design before initiating Phase II studies. There is no guarantee that the FDA will agree with our proposed trial design or that we will be able to reach consensus with the FDA on details of the trial on our desired timeframe, or at all. If the ANA598 program is not ready to transition to Phase II studies consistent with our stated timelines, our ability to enter into a transaction around ANA598 or raise additional capital could be adversely affected, and our stock price could decline significantly.
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
     *Our strategy to engage in a business transaction could fail.
     We are currently in discussions with a number of biotechnology and pharmaceutical companies regarding potential transactions around ANA598 and ANA773. However, completing transactions of this nature is difficult and time-consuming and there is no guarantee that we will be able to complete a transaction on our desired time-line or on terms acceptable to us. Potentially interested parties may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or any other reason. Furthermore, depending on the outcome of our ongoing discussions, we may delay further activity in this area until 2010, when we expect to have 28 day viral load data from our ANA598 program. If we make such a determination and choose to suspend further activity in this area during 2009, or if we are unable for any reason to enter into a transaction this year, we will need to obtain funding through alternative means, most likely through the sale of additional equity securities, in order to proceed with Phase II studies of ANA598. However, there is no guarantee that we will be able sell equity securities on favorable terms, or at all. Furthermore, the sale of equity securities by us could potentially result in a perception by the investment community that we were unable to enter into a strategic alliance or other transaction around ANA598 and/or ANA773 on favorable terms, or at all, which could significantly reduce the price at which we can sell equity securities. In addition, if we choose to defer a potential transaction around ANA598 and/or ANA773 until we have longer term viral load data, we and our stockholders will bear the risk that ANA598 or ANA773 will fail prior to any future transaction.

     Raising additional funds by issuing securities or through debt or project financing or strategic alliances and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.
     We may raise additional funds through public or private equity offerings, debt financings, project financings or strategic alliances and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Other financing activities may also have an equity component which may lead to dilution. Any debt or project financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through strategic alliances and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products.
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
     We have incurred net operating losses since our incorporation in 1992, and through March 31, 2009 we have an accumulated deficit of $264.8 million. Our operating losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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

     *Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in future clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, short-term viral load data from our ANA598 Phase Ib study may not translate into long-term benefit due to the potential emergence of resistant variants or other factors. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. For example, in a recently conducted 14 day healthy volunteer study, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash during the study. Furthermore, if concurrent toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598, ANA773, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in concurrent toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to ANA598 or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
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
     *To date, we have dosed ANA598 in patients for only three days as a single agent. There is no guarantee that in Phase II studies, in which ANA598 will be dosed for periods of longer duration in combination with other agents, we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     Although we have seen significant antiviral activity in HCV patients receiving ANA598 as a single agent over three days, it remains unknown what doses and duration of treatment with ANA598, if any, will be efficacious in combination therapy. It is possible that doses required for long-term treatment will not be tolerable. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment, and it is possible that HCV patients will display different tolerabilities to ANA598 than healthy volunteers. For example, in a recently conducted 14 day healthy volunteer study, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a grade 2 skin rash during the study, at comparable dose levels that were well tolerated over three days in patients. If the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
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
     In July 2008, we announced our plans to investigate ANA773, our oral TLR7 agonist prodrug that we have been developing for cancer, as a potential treatment for hepatitis C. We are currently conducting a Phase I clinical trial of ANA773 for HCV and continue to conduct a separate Phase I clinical trial in oncology. Although the trials are being conducted separately, any setback with the compound in one program could have an adverse effect on our ability to develop it for the other indication, which would cause our business and stock price to suffer.
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

     *We have recently completed dosing the originally scheduled cohorts in a Phase 1 clinical trial of ANA773 for HCV in the Netherlands and are making arrangements to explore a higher dose level. There is no guarantee that we will be able to efficiently pursue the development of ANA773 as a treatment for HCV.
     We have recently completed dosing the originally scheduled cohorts in a Phase 1 clinical trial of ANA773 for HCV that was designed to test ANA773 first in healthy volunteers and subsequently in HCV infected patients. In the patient portion of this study we did not see evidence of immune stimulation or viral load reduction until the highest dose tested to date, the 1600 mg dose. At the 1600 mg dose level, in which eight patients received ANA773 and two patients received placebo every other day over 28 days, although we saw a statistically significant viral load decline in the dose cohort taken as a group relative to placebo, the average viral load reduction across the group was less than has been reported in numerous clinical studies of interferon-based products over similar periods. Accordingly, we are currently planning to explore a higher dose level to see if increased drug levels result in greater viral load reductions, and are making arrangements to seek regulatory and ethics committee approval to amend the protocol for the study. However, there is no guarantee that we will be able to explore a higher dose level in this study. Furthermore, even if we are able to continue the study, there is no guarantee that the dose levels required to induce the level of immune stimulation required to have an antiviral effect will be tolerable over time. Also, there is no guarantee that we will see greater viral load reduction at a higher dose of ANA773. If the HCV trial is stopped due to safety or tolerability issues, or if the tested doses fail to sufficiently reduce viral load, our business and stock price could suffer. Also, if we are unable to achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, the Phase I clinical trial is being conducted in the Netherlands and not under a U.S. IND. If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, we will need to obtain the approval of the FDA under a U.S. IND. There is no guarantee that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no guarantee that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation, even if we view the data positively. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case we would be precluded from pursuing the development and commercialization of ANA773 for HCV in the United States. Even if the FDA allows the investigation of ANA773 as a treatment for HCV in the United States, there is no guarantee that the FDA will agree with our proposed clinical development plan, which could result in a delay of future clinical development in the United States and harm the value of the program.
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
     Our March 31, 2009 cash, cash equivalents and marketable securities balance was $20.8 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding within this period of time in order to conduct Phase II studies. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
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
     We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic alliances or other transactions, project financing and grant funding, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.
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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boehringer Ingelheim and Vertex/ViroChem. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
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

Date: April 24, 2009	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

By:	/s/ James T. Glover
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