Form 10-Q
period 2009-06-30
ANADYS PHARMACEUTICALS INC
filed 2009-07-31
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

5871 Oberlin Drive, Suite 200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares of common stock outstanding as of the close of business on July 28, 2009:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	37,309,892

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$18,043	$10,476
Securities available-for-sale	12,577	17,460
Prepaid expenses and other current assets	2,576	2,202

Total current assets	33,196	30,138

Property and equipment, net	926	1,476
Other assets	30	60

Total assets	$34,152	$31,674

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$5,285	$5,381
Common stock warrant liability	3,306	—
Current portion of deferred rent	58	348
Other current liabilities	84	84

Total current liabilities	8,733	5,813

Other long-term liabilities	32	36

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2009 and December 31, 2008; 37,309,892 and 28,816,763 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	37	29
Additional paid-in capital	296,662	282,297
Accumulated other comprehensive gain (loss)	32	(447)
Accumulated deficit	(271,344)	(256,054)

Total stockholders’ equity	25,387	25,825

Total liabilities and stockholders’ equity	$34,152	$31,674

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2008, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expenses:

Research and development	$4,648	$5,501	$11,524	$11,510
General and administrative	2,532	1,975	4,587	4,020

Total operating expenses	7,180	7,476	16,111	15,530

Interest income and other, net	210	384	381	995
Gain from valuation of common stock warrant liability	440	—	440	—

Total other income, net	650	384	821	995

Net loss	$(6,530)	$(7,092)	$(15,290)	$(14,535)

Net loss per share, basic and diluted	$(0.21)	$(0.25)	$(0.51)	$(0.51)

Shares used in calculating net loss per share, basic and diluted	31,493	28,731	30,173	28,714

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(15,290)	$(14,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573	552
Share-based compensation expense	1,746	1,329
Rent expense related to warrants issued in connection with operating lease for our former facility	25	25
Gain on valuation of common stock warrant liability issued in connection with equity financing	(440)	—
Gain on disposal of property and equipment	—	(49)
Loss on the sale of available-for-sale security	—	24
Amortization of premium/discount on securities available-for-sale	78	71
Changes in operating assets and liabilities:
Accounts receivable	—	(33)
Prepaid expenses and other current assets	(344)	(239)
Accounts payable and accrued expenses	(96)	(1,284)
Deferred rent	(290)	(299)
Other current and long-term liabilities	(4)	—

Net cash used in operating activities	(14,042)	(14,438)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(1,999)	(3,996)
Proceeds from sale and maturity of securities available-for-sale	7,283	7,963
Purchases of property and equipment	(23)	(102)
Proceeds from the sale of property and equipment	—	66

Net cash provided by investing activities	5,261	3,931

Cash Flows from Financing Activities:
Proceeds from the equity financing, net of issuance costs	16,022	—
Proceeds from exercise of stock options and employee stock purchase plan	326	177

Net cash provided by financing activities	16,348	177

Net increase (decrease) in cash and cash equivalents	7,567	(10,330)
Cash and cash equivalents at beginning of period	10,476	34,669

Cash and cash equivalents at end of period	$18,043	$24,339

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Fair value of common stock warrant liability	$3,746	$—
Unrealized gain on securities available-for-sale	$479	$9
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
     Adoption of Recent Accounting Pronouncements
     Effective June 15, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through July 31, 2009, the date it issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.
     Effective June 15, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Position No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which extends the disclosure requirements regarding the fair value of financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. The adoption of FAS 107-1 did not have a material effect on the Company’s condensed consolidated financial statements.
     Effective June 15, 2009, we adopted the FASB Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which extends the disclosure requirements regarding debt and equity securities to interim financial statements of publicly traded companies as well as provides new disclosure requirements. The adoption of FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s condensed consolidated financial statements.

2. Net Loss Per Share
     The Company calculates basic and diluted net loss per share for all periods presented in accordance with the SFAS No. 128, Earnings Per Share. Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common stock equivalents outstanding during the period determined using the treasury-stock method. For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The Company has excluded all outstanding options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all periods presented.

	As of June 30,
	2009	2008
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	5,964	5,749
Common stock warrants	2,944	71

	8,908	5,820

     The increase in common stock warrants as of June 30, 2009, is the result of the issuance of 2.9 million warrants to institutional investors in conjunction with the Company’s equity financing on June 3, 2009 (see Note 6).
3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(6,530)	$(7,092)	$(15,290)	$(14,535)
Unrealized gain (loss) on securities available-for-sale	485	(168)	479	9

Comprehensive loss	$(6,045)	$(7,260)	$(14,811)	$(14,526)

4. Share-Based Payment
     The Company calculates share-based compensation expense for all periods presented in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes pricing model and is recognized as expense evenly over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF Issue 96-18). Such expense is based on the fair value of the options issued using the Black-Scholes pricing model and is periodically re-measured as the underlying options vest in accordance with EITF Issue 96-18.
     A summary of the Company’s stock options and related information as of June 30, 2009 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at June 30, 2009	5,964	$3.82	6.29	$59

Exercisable at June 30, 2009	4,051	$4.44	5.33	$20

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development expense	$616	$313	$944	$623
General and administrative expense	446	355	802	706

Total share-based compensation expense	$1,062	$668	$1,746	$1,329

Net share-based compensation expense, per common share basic and diluted	$0.03	$0.02	$0.06	$0.05

     Included in the research and development expense and general and administrative expense for the three and six months ended June 30, 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense related to the modification of stock options for employees included in the reduction in workforce (see Note 7).
     As of June 30, 2009, there was an additional $2.6 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.33 years.
     The following assumptions were used to estimate the fair value of options granted for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock Options:
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	73.52%	67.32%	73.52%	67.32%
Risk-free interest rate	1.86%	3.62%	1.86%	3.62%
Expected life of the option term (in years)	5.71	5.87	5.71	5.87
     Stock-based compensation expense recognized in accordance with SFAS No. 123(R) is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
5. Investments
     Securities available-for-sale consisted of the following as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	June 30, 2009
		Unrealized
	Amortized Cost	Gain	Loss	Market Value
U.S. government sponsored enterprise securities	$5,606	$36	$—	$5,642
Corporate debt securities	6,939	48	(52)	6,935

	$12,545	$84	$(52)	$12,577

	December 31, 2008
		Unrealized
	Amortized Cost	Gain	Loss	Market Value
U.S. government sponsored enterprise securities	$6,604	$72	$—	$6,676
Corporate debt securities	11,304	64	(584)	10,784

	$17,908	$136	$(584)	$17,460

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of June 30, 2009 and December 31, 2008 are shown below (in thousands):

	June 30, 2009
		Unrealized
	Amortized Cost	Gain	Loss	Market Value
Within one year	$11,802	$64	$(52)	$11,814
After one year through two years	743	20	—	763

	$12,545	$84	$(52)	$12,577

	December 31, 2008
		Unrealized
	Amortized Cost	Gain	Loss	Market Value
Within one year	$15,641	$106	$(580)	$15,167
After one year through three years	2,267	30	(4)	2,293

	$17,908	$136	$(584)	$17,460

     Included in the Company’s securities portfolio as of June 30, 2009 is an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond which has been in an unrealized loss position for greater than one year. This security will mature on August 15, 2009. As of June 30, 2009, this security has an unrealized loss of $0.1 million.
     As of June 30, 2009, the Company performed a review of all of the securities in its portfolio with an unrealized loss position, including the American General Finance Corporation corporate bond, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity. No other-than-temporary impairments were identified as of June 30, 2009 related to securities currently in the Company’s portfolio.
6. Equity Financing
     On June 3, 2009, the Company sold 8.4 million shares of common stock and 2.9 million common stock warrants to institutional investors for gross proceeds of approximately $17.5 million. The shares of common stock and the warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock, at a purchase price of $2.09375 per unit. Each warrant has an exercise price of $2.75 per share, is exercisable 6 months after issuance and will expire five years from the date of issuance. The Company agreed to pay the Placement Agent, Cowen & Company, LLC, a fee equal to 6% of the gross proceeds from the offering of common stock and common stock warrants in the offering, and to reimburse it for legal and other expenses, not to exceed $100,000. The net proceeds related to this transaction were approximately $16.0 million.
     The warrants included in this transaction contain a “fundamental change” provision, which may in certain circumstances allow the common stock warrants to be redeemed for cash at an amount equal to the Black Scholes Value, as defined in the warrants. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay cash to the warrant holder in certain circumstances as defined in the warrants. Accordingly, pursuant to Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force No. 00-19 (EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the common stock warrants are recorded as a liability and then marked to market each period through earnings in other income or expense. See a discussion on the fair value of the common stock warrants at Note 8.
7. Restructuring
     On June 3, 2009, the Company initiated a strategic restructuring to focus its operations on the development of ANA598, in particular a planned Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in the Company’s workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. The Company retained the clinical development infrastructure required to conduct the Phase II study of ANA598, key capabilities directed toward pharmaceutical development and next generation non-nucleosides, and a streamlined administrative staff. The Company anticipates the reduction in force will generate annual cash expense savings of between approximately $4.0 million and $5.0 million. The Company is providing cash severance payments, continuation of benefits, outplacement services and certain stock option modifications to employees directly affected by the workforce reduction in exchange for a waiver and release of any potential claims. The Company incurred a cash charge of approximately $1.0 million, which is included in operating expenses, for cash severance, benefits and outplacement services in connection with the workforce reduction during the second quarter of 2009. In addition, the Company incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the workforce reduction.

     The Company’s restructuring liability as of June 30, 2009 are as follows (in thousands):

Beginning balance, April 1, 2009	$—
Additions	982
Severance payments	(55)

Ending balance, June 30, 2009	$927

     As of June 30, 2009, the Company had a remaining accrual of $0.9 million associated with this strategic restructuring. The Company will incur an additional $0.3 million for cash severance, benefits and outplacement services in connection with the workforce reduction during the third quarter of 2009.
8. Fair Value Disclosures
     As of June 30, 2009, the Company has $30.2 million of marketable securities consisting of money market funds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 15 months with an overall average time to maturity of 6.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$17,668	$17,668	$—	$—
U.S. government sponsored enterprise securities	5,642	—	5,642	—
Corporate debt securities	6,935	—	6,935	—

Total financial assets	$30,245	$17,668	$12,577	$—

Liabilities:
Common stock warrants	$3,306	$—	$—	$3,306

Total financial liabilities	$3,306	$—	$—	$3,306

     As of June 30, 2009, the Company has a $3.3 million common stock warrant liability. This liability is associated with 2.9 million warrants, issued in connection with our common stock offering, that closed on June 3, 2009 (see Note 6). The Company determines fair value for the warrants with Level 3 inputs through a Black Scholes pricing model. The Company initially assessed the fair value of the warrants on June 3, 2009, the date of their issuance, at $3.7 million. The Company then reassessed the fair value of the warrants on June 30, 2009 utilizing a Black Scholes pricing model. As of June 30, 2009, inputs used in the Black Scholes pricing model include a dividend yield of 0%, expected volatility of 88.79%, risk-free interest rate of 2.54% and expected life of approximately five years. As a result of this calculation, the Company recorded a gain of $0.4 million. The gain is reflected in our consolidated statement of operations as a component of other income, net.
     The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Three and six months ended
Description	June 30, 2009
Beginning balance	$—
Purchases, issuances, and settlements	3,746
Realized gain included in net loss	(440)

Ending balance	$3,306

9. Commitments
     On June 18, 2009, the Company entered into a Sublease Agreement with Phenomix Corporation for the lease of approximately 13,893 square feet of office and laboratory space in which the Company will conduct its ongoing operations. Each month during the approximate 19.5 month term of the lease which commenced on July 9, 2009, the Company is required to remit base rent of $0.03 million. The lease also provides for additional payments, including a $0.03 million security deposit, common area maintenance charges, taxes, maintenance and utilities. The newly leased space, located in San Diego, California, will replace the Company’s former headquarters and research and development facility in which the Company occupied approximately 40,000 square feet under a lease expiring on August 1, 2009.

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We are developing ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase for the treatment of hepatitis C. We have completed three Phase I clinical studies of ANA598 that have demonstrated potent antiviral activity and good tolerability. In a monotherapy study in naïve genotype 1 patients, treatment with ANA598 for three days led to median declines in viral load of 2.4 to 2.9 log10 in three separate dose groups. We have recently finalized the protocol for our Phase II trial of ANA598 in combination with pegylated interferon-alpha and ribavirin in HCV patients. Allowance of the protocol has been received from the United States Food and Drug Administration, and patient dosing is expected to commence within the next several weeks. This study is expected to provide initial viral load and safety data at the end of this year and in the first two quarters of 2010.
          On June 3, 2009, we initiated a strategic restructuring to focus our operations on the development of ANA598, in particular the planned Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in our workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. We retained the clinical development infrastructure required to conduct the Phase II study of ANA598, key capabilities directed toward pharmaceutical development and next generation non-nucleosides, and a streamlined administrative staff. We anticipate the reduction in force will generate annual cash expense savings of between approximately $4.0 million and $5.0 million. We are providing cash severance payments, continuation of benefits, outplacement services and certain stock option modifications to employees directly affected by the workforce reduction in exchange for a waiver and release of any potential claims. We incurred a charge of approximately $1.0 million for cash severance, benefits and outplacement services in connection with the workforce reduction. In addition, we incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the workforce reduction. We also moved our operations to a smaller building in July 2009 and expect to achieve an annual facility expense reduction of approximately $1.8 million.
     We have also investigated ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7 pathway for the treatment of HCV. In the fourth quarter of 2008, we commenced dosing HCV-infected patients in a Phase I clinical trial of ANA773. The primary objectives of the patient portion of the study are to assess safety, tolerability and viral load decline in HCV patients. We are in the process of concluding dosing in the final cohort of this study.
     We have also investigated ANA773 for the treatment of cancer. We have recently elected to stop enrollment of new patients in the ongoing Phase I oncology trial to focus our resources on ANA598. We plan for currently enrolled patients to continue to receive ANA773 until disease progression is observed and to conclude the trial once all patients reach this point.
     Once dosing is completed for the current cohorts in the ongoing HCV and oncology studies, we intend to seek out-licensing partnerships as a way to potentially continue development of ANA773. Anadys currently retains all commercialization rights to both ANA598 and ANA773, which were discovered at Anadys.
     We have incurred significant operating losses since our inception and, as of June 30, 2009, our accumulated deficit was $271.3 million. We expect to incur substantial losses for at least the next several years as we:

•	continue the development of ANA598 for the treatment of HCV;
•	develop methods for and scale-up manufacturing of ANA598 for clinical trials and potential commercialization;
•	commercialize any product candidates that receive regulatory approval; and
•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
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
     Common Stock Warrant Liability. We account for common stock warrants which may potentially be settled with cash as a liability in accordance with Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force No. 00-19 (EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The common stock warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date until such time that they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The fair value of the warrants is estimated using the Black Scholes pricing model.
     Share-Based Compensation. We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment. Under the provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black Scholes pricing model and is recognized as expense evenly over the requisite service period. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term of the awards. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Adoption of Recent Accounting Pronouncements
     Effective June 15, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through July 31, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable or nonrecognizable subsequent events.
     Effective June 15, 2009, we adopted the Financial Accounting Standards Board (FASB) Position No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which extends the disclosure requirements regarding the fair value of financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. The adoption of FAS 107-1 did not have a material effect on our condensed consolidated financial statements.

     Effective June 15, 2009, we adopted the FASB Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which extends the disclosure requirements regarding debt and equity securities to interim financial statements of publicly traded companies as well as provides new disclosure requirements. The adoption of FAS 115-2 and FAS 124-2 did not have a material effect on our condensed consolidated financial statements.
Pending Adoption of Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. We do not expect the adoption of SFAS No. 168 to have a material impact on our condensed consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2009 and 2008
     Research and Development Expenses. Research and development expenses were $4.6 million for the three months ended June 30, 2009 compared to $5.5 million for the three months ended June 30, 2008. The $0.9 million decrease primarily resulted from a $1.3 million decrease in ANA773 development costs partially offset by $0.5 million in severance costs related to the reduction in force. ANA773 development costs during the three months ended June 30, 2009 were primarily driven by our on-going Phase I clinical trial for the treatment of HCV. During the second quarter of 2008, ANA773 development costs were primarily driven by our completed 13-week GLP animal toxicology studies and the Phase I oncology clinical trial (which began dosing in February 2008). The ANA598 development costs during the three months ended June 30, 2009 were primarily associated with our 14-day healthy volunteer study which was initiated in February 2009 and our on-going long-term chronic toxicology studies which were initiated during September 2008. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.6 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. Included in our non-cash share-based compensation expense for the three months ended June 30, 2009, is $0.3 million associated with the modification of stock options for individuals included in the workforce reduction.
     The following summarizes our research and development expenses for the three months ended June 30, 2009 and 2008. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended June 30,
	2009	2008
	(In thousands)
ANA598	1,839	1,942
ANA773	617	1,870
Infrastructure, support personnel and other	1,064	1,376
Severance related to reduction in force	512	—
Non-cash employee and non-employee share-based compensation	616	313

Total research and development expense	$4,648	$5,501

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the three months ended June 30, 2009, ANA773 HCV related costs were approximately $0.5 million and ANA773 oncology related costs were approximately $0.1 million.
     General and Administrative Expenses. General and administrative expenses were $2.5 million for the three months ended June 30, 2009 compared to $2.0 million for the three months ended June 30, 2008. The $0.5 million increase primarily resulted from severance costs recorded in conjunction with the corporate restructuring initiated in June 2009. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.4 million for the three months ended June 30, 2009 and 2008. Included in our non-cash share-based compensation expense for the three months ended June 30, 2009, is $0.1 million associated with the modification of stock options for individuals included in the workforce reduction.

     Interest Income and Other, net. Interest income and other, net was $0.2 million for the three months ended June 30, 2009 compared to $0.4 million for the three months ended June 30, 2008. The $0.2 million decrease in our interest income and other from the three months ended June 30, 2008 to the three months ended June 30, 2009 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in our interest income from the three months ended June 30, 2008 to the three months ended June 30, 2009 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Common Stock Warrant Liability. Non-operating income associated with the decrease in common stock warrant liability was $0.4 million for the three months ended June 30, 2009. This represents the decrease in the fair value of the warrants from June 3, 2009 to June 30, 2009. The fair value was calculated using the Black Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Six Months Ended June 30, 2009 and 2008
     Research and Development Expenses. Research and development expenses were $11.5 million for the six months ended June 30, 2009 compared to $11.5 million for the six months ended June 30, 2008. While overall costs were consistent from period to period, ANA598 costs increased by $1.6 million, primarily due to costs incurred for the Phase Ia and Ib trials (which began dosing in June 2008 and October 2008, respectively) as well as long-term chronic toxicology studies in animals that commenced in September 2008. In addition, there was an increase of $0.5 million in severance costs related to the reduction in force. Offsetting these increases was a decrease in ANA773 costs of $2.0 million due to the completion of GLP animal toxicology studies in 2008, and decreased manufacturing of drug substance and drug product due to fewer ongoing and planned studies. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.9 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. Included in our non-cash share-based compensation expense for the three months ended June 30, 2009, is $0.3 million associated with the modification of stock options for individuals included in the workforce reduction.
     The following summarizes our research and development expenses for the six months ended June 30, 2009 and 2008. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Six months ended June 30,
	2009	2008
	(In thousands)
ANA598	5,652	4,046
ANA773	2,102	4,130
Infrastructure, support personnel and other	2,314	2,711
Severance related to reduction in force	512	—
Non-cash employee and non-employee share-based compensation	944	623

Total research and development expense	$11,524	$11,510

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the six months ended June 30, 2009, ANA773 HCV related costs were approximately $1.5 million and ANA773 oncology related costs were approximately $0.6 million.
     General and Administrative Expenses. General and administrative expenses were $4.6 million for the six months ended June 30, 2009 compared to $4.0 million for the six months ended June 30, 2008. The $0.6 million increase primarily resulted from severance costs related to the reduction in force. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the six months ended June 30, 2009 and 2008 was $0.8 million and $0.7 million, respectively. Included in our non-cash share-based compensation expense for the six months ended June 30, 2009, is $0.1 million associated with the modification of stock options for individuals included in the workforce reduction.
     Interest Income and Other, net. Interest income and other, net was $0.4 million for the six months ended June 30, 2009 compared to $1.0 million for the six months ended June 30, 2008. The $0.6 million decrease in our interest income and other from the six months ended June 30, 2009 to the six months ended June 30, 2008 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in our interest income from the six months ended June 30, 2009 to the six months ended June 30, 2008 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Common Stock Warrant Liability. Non-operating income associated with the decrease in common stock warrant liability was $0.4 million for the six months ended June 30, 2009. This represents the decrease in the fair value of the warrants from June 3, 2009 to June 30, 2009. Under SFAS 157, the warrants were determined to be Level 3. As such, the fair value was calculated using the Black Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our June 30, 2009 cash, cash equivalents and securities available-for-sale balance was $30.6 million. Our cash, cash equivalents and securities available-for sale increased by $2.7 million from December 31, 2008 to June 30, 2009. The increase in cash, cash equivalents and securities available-for-sale is the result of proceeds received from the equity financing during June 2009 partially offset by the year-to-date cash utilization to fund our operations. We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months.
     On June 3, 2009, we initiated a strategic restructuring to focus our operations on the development of ANA598, in particular a planned Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in our workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. We anticipate the reduction in force will generate annual cash expense savings of between approximately $4.0 million and $5.0 million. We also moved our operations to a smaller building in July 2009 and expect to achieve an annual facility expense reduction of approximately $1.8 million.
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
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include but are not limited to the following:
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
Investment Portfolio
     As of June 30, 2009, we have $30.2 million of marketable securities consisting of money market funds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 15 months with an overall average months to maturity of 6.5 months. We have the ability to liquidate these marketable securities without restriction. As of June 30, 2009 we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
Fair Value Inputs
     Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset. We value our marketable securities by using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of securities valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include U.S. government sponsored enterprise securities and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels. The fair value of the common stock warrants, which may potentially be settled with cash and are therefore treated as a liability, is estimated using the Black Scholes pricing model.
Off-Balance Sheet Arrangements
     As of June 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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
Item 4. Controls and Procedures
     Our President and Chief Executive Officer and our Vice President, Finance and Operations performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer and our Vice President, Finance and Operations concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President, Finance and Operations, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
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
Risks Related to Our Business
     *Any significant set-back regarding, or the failure of, ANA598 will have a large negative impact on our business and stock price.
     Following our recently announced restructuring, we intend to actively pursue only the development of ANA598. As a result, our development portfolio entails a highly concentrated risk of failure. If the timing or results of clinical trials and non clinical studies of ANA598 do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. Any significant set-back regarding, or the failure of, ANA598 will have a significant negative impact on us and our stock price.
     *Our projected ANA598 data timelines through 2010 depend on the rapid and efficient commencement and execution of the Phase II study and assume a certain pace of recruitment and enrollment of patients. Any challenges with initiation of sites or other factors that influence the rate of enrollment could delay our projected data timelines, which could cause our stock price to decline significantly.
     We currently expect to receive initial data from the first dose cohort in the ANA598 Phase II study by the end of 2009 and to receive additional on-treatment safety and response data during the first two quarters of 2010. These projected data timelines depend on the rapid and efficient commencement and execution of the Phase II study. In particular, they assume a pace of recruitment and enrollment, which we currently believe should be achievable, but which could be influenced by a number of factors, many of which are beyond our control. For example, if sites do not move quickly enough in recruiting, screening and enrolling patients or if institutional review board approval at a sufficient number of sites is not obtained in a timely manner, our desired timelines could be delayed. Any delay in meeting our projected data timelines could cause our stock price to decline significantly.
     *We may be unable to enter into future strategic transactions, and in particular transactions around ANA598 or ANA773, on terms acceptable to us, or at all.
     Our near and long-term viability will depend in part on our ability to successfully establish strategic transactions with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to independently fully develop and commercialize ANA598 or ANA773, we either will need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development and commercialization of these potential products. If we fail to establish collaborations or licensing arrangements on acceptable terms, we may need to delay or terminate one or more of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue.
     More specifically, we have elected to initiate the planned Phase II study of ANA598 prior to further exploring interest in a possible transaction around ANA598. In addition, we plan to explore outlicensing opportunities for ANA773. There is no guarantee that we will enter into a future transaction around ANA598 or ANA773 on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to ANA598 until additional data is obtained. If we do not actively pursue a transaction around ANA598 until we have longer term viral load data, we and our stockholders will bear the risk that ANA598 will fail prior to any future transaction.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.

     Our June 30, 2009 cash, cash equivalents and marketable securities balance was $30.6 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to conduct future development activities. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
     In addition, we will need to raise additional capital if we choose to conduct certain activities, including:
•	fund our development programs;

•	acquire rights to products or product candidates, technologies or businesses;

•	establish and maintain manufacturing, sales and marketing operations; and

•	commercialize our product candidates, if any, that receive regulatory approval.
     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic alliances;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the commercialization of ANA598, ANA773 and any additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.
     We do not anticipate that we will generate significant revenues from operations for at least several years, if ever. Until we can generate significant revenues from operations, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic alliances or other transactions, project financing and grant funding, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.
     *Raising additional funds by issuing securities or through debt or project financing or strategic alliances and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.
     We may seek to raise additional funds through public or private equity offerings, debt financings, project financings or strategic alliances and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Other financing activities may also have an equity component, which also may lead to dilution. Any debt or project financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through strategic alliances and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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
     *We expect our net losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net losses since our incorporation in 1992, and through June 30, 2009 we have an accumulated deficit of $271.3 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We would need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
     *The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV and cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients or in cancer patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals that showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying ANA598 is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. ANA598 and ANA773 are at only the very beginning stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.
     *Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in future clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, short-term viral load data from our ANA598 Phase Ib study may not translate into long-term benefit due to the potential emergence of resistant variants or other factors. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. For example, in a recently conducted 14 day healthy volunteer study, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash during the study. We cannot guarantee that our clinical trials will be able to demonstrate the ability to reach desired ANA598 blood levels in patients sufficient to provide significant antiviral effect, without reaching the levels of exposure where we observed rash in this healthy volunteer study. We can also not guarantee that we will not see rash caused by ANA598 in the Phase II study at lower ANA598 blood levels where we did not see rash in the 14 day healthy volunteer study. Furthermore, if concurrent toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in concurrent toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of ANA598. If we delay or abandon our development efforts related to ANA598, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     *We intend to develop ANA598 as a component of combination treatments, which presents additional challenges to the drug development process.
     We are developing ANA598 as a potential component of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which could require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. If we are unable to optimize the development of our product candidates, our business prospects could be harmed, causing our stock price to suffer.
     *To date, we have dosed ANA598 in patients for only three days as a single agent. There is no guarantee that in Phase II studies, in which ANA598 will be dosed for periods of longer duration in combination with other agents, we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     Although we have seen significant antiviral activity in HCV patients receiving ANA598 as a single agent over three days, it remains unknown what doses and duration of treatment with ANA598, if any, will be efficacious in combination therapy. Furthermore, although we have plans to initiate a Phase II study in which ANA598 will be dosed for 12 weeks with current standard of care, it is presently unknown what duration of dosing of ANA598 will be most appropriate when used as a component of combination therapy, and further studies of longer duration may need to be explored. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a recently conducted 14 day healthy volunteer study, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching (classified as grade 2 in a commonly used classification scheme of five grades, with grade 5 being the most severe) during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
     *Our predictions and assumptions underlying our proposed ANA598 Phase II trial design may turn out to be wrong.
     Our dose selection for the planned ANA598 Phase II trial was based in part on a comparison of the ANA598 blood levels reached in a recent healthy volunteer study to the ANA598 blood levels reached in our Phase Ib patient study. In particular, the dose selection is designed to achieve ANA598 blood levels in patients sufficient to provide significant antiviral effect without reaching the levels of exposure where we observed rash in the healthy volunteer study. However, our predictions are based on data from a small number of subjects who received ANA598 over a short period of time, and we cannot guarantee that our predictions will be correct. If our predictions and assumptions underlying the dose selection are incorrect, the development of ANA598 will be harmed and our stock price will suffer.
     *Our predictions and assumptions regarding the expected antiviral effect of ANA598 may turn out to be wrong.
     Based on analysis and modeling of data from our Phase I ANA598 studies, we expect the predicted antiviral effect, when combined with the effects of current standard of care, to increase the percentage of patients who achieve RVR (non-detectible levels of virus after four weeks of treatment) and cEVR (nondetectible levels of virus after twelve weeks of treatment). However, these are only predictions, based on data from a small number of subjects, and there is no guarantee that the actual data received from the proposed Phase II study will show an increased percentage of responsive patients or that an increase, if seen, will be large enough to be compelling to us, physicians, potential partners or investors.
     *The FDA could impose additional requirements on the development of ANA598 which could result in unexpected cost increases and/or delays to our development timelines.
     The development of ANA598 in the United States is subject to ongoing regulation by the FDA. There is no guarantee that the FDA will not impose additional requirements on our development program for ANA598, including requirements associated with patient enrollment, manufacturing processes of our clinical trials materials or other development activities related to ANA598, which could result in increased costs to us or a delay in our desired timelines.

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
     *We are completing a Phase I clinical trial of ANA773 for HCV and intend to explore partnership opportunities as a way to potentially continue the development of ANA773. There is no guarantee that we will be able to obtain a partnership around ANA773 or that the development of the program will be continued.
     We are completing a Phase I trial of ANA773 in HCV infected patients. While we are encouraged by the data obtained to date, particularly at the higher doses at which we were able to confirm a dose response for ANA773 in HCV infected patients, further schedule exploration will likely be advisable before proceeding into larger scale studies. In connection with our recent restructuring and our desire to focus our resources on our ANA598 program, we have decided to suspend further development of ANA773 while we look for a partner to potentially fund further development of the program. There is no guarantee that we will be able to obtain a partnership around ANA773 or that the development of the program will be able to be continued. If the program is continued, if we or a licensee are unable to achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, the Phase I clinical trial is being conducted in the Netherlands and not under a U.S. investigational new drug application, or IND. If, in the future, we or a licensee want to proceed with the development of ANA773 for HCV in the United States, approval from the FDA under a U.S. IND will be required. There is no assurance that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently, there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no assurance that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation, even if we view the data positively. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case development and commercialization of ANA773 for HCV in the United States would be precluded.
     *In 2007 we terminated our ANA975 development program due to challenges seen in animal toxicology studies. To the extent that the ANA975 toxicology observations are mechanism related, our ANA773 programs for cancer and hepatitis C and ability to out-license this product candidate could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR7 agonist. In 2007 we discontinued the development of ANA975 as a treatment for HCV infection due to intense immune stimulation in animals. To the extent that any of the ANA975 toxicology observations are mechanism related, rather than compound specific, we, or a licensee, will need to determine whether the level of immune stimulation induced by TLR7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. Although results from our recently concluded ANA773 13-week animal toxicology study indicated that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential can be achieved without adverse toxicology findings, there is no guarantee that this favorable toxicology profile will persist in future toxicology studies of longer duration, or that we will not see adverse safety findings in humans. If we are unable to modulate the immunomodulatory effect with a dose and schedule that provides therapeutic benefit without causing unacceptable adverse events, then the future development of ANA773 may not be viable or attractive to a potential licensee, which could materially and adversely affect our business and cause our stock price to decline.
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
     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities or producing drug meeting our quality standards for a product candidate;

•	obtaining approval of an IND application or proposed trial design from the FDA; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.
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
     *Even if we successfully complete clinical trials of ANA598 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.
     There can be no assurance that if our clinical trials of ANA598 or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to ANA598 or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States. The FDA can and does reject NDAs and may require additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize ANA598 or any future product candidate, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

     *If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.
     Even if ANA598 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:
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
     If ANA598 or any future product candidate does not provide additional clinical benefit when included within a treatment regimen, that product likely will not be accepted favorably by the market. Similarly, if ANA773 does not provide additional clinical benefit when included within a treatment regimen, that product will likewise not be accepted favorably by the market. If any products we or our collaborators may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.
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
     We do not currently have the capabilities for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we would have to build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. The establishment and development of our own sales force to market any products we may develop in the United States will be expensive and time-consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop in the United States. We will also need to develop a plan to market and sell any products we may develop outside the United States. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.
     *Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.
     In June 2009, we initiated a restructuring, which includes the reduction of approximately 40% of our workforce. Our restructuring activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our employees to seek alternate employment. Additional attrition could have a material adverse effect on our operational performance. In addition, as a result of the restructuring and the reduction in our workforce, we face an increased risk of employment litigation.
     *If we are unable to retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.
     We are a small company and have approximately 30 employees following our restructuring. Our success depends on our continued ability to retain and motivate highly qualified management and scientific personnel. In particular, our programs depend on our ability to retain highly skilled clinical and preclinical personnel in the field of HCV, as well as biologists and chemists.
     We may not be able to retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not currently carry “key person” insurance covering members of senior management other than Steve Worland, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Worland is in the amount of $1.5 million. If we lose the services of Dr. Worland, or James L. Freddo, M.D., our Senior Vice President, Drug Development and Chief Medical Officer, or other members of our senior management team or key personnel, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     *Our securities available-for-sale held in the form of marketable securities are subject to market, interest and credit risk that may reduce their value.
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
     Patent applications in the United States are maintained in confidence for up to 18 months or longer after their filing. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.
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
     If we are sued for infringing intellectual property rights of others, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
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
     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Any litigation or claims against us, with or without merit, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following if a court decides that we infringe on another party’s patent or other intellectual property rights:
•	cease selling, incorporating or using any of our product candidates or technologies that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, it at all; or

•	redesign our processes or technologies so that they do not infringe, which could be costly and time consuming and may not be possible.
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
     We may be involved in lawsuits or proceedings to protect or enforce our patent rights, trade secrets or know-how, which could be expensive and time-consuming.
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
     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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

     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boehringer Ingelheim and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg- Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Albuferon, in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals and Johnson & Johnson (Janssen Pharmaceutica), boceprevir and SCH-900518, in development by Schering-Plough, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir, MK-7009 in development by Merck, BI-201335 in development by Boehringer Ingelheim, and R-7128 in development by Pharmasset and Roche.
          ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferonalpha- 2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha- 2a), each of which are products currently approved for the treatment of HCV. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients. Other agents in development as potential replacements to pegylated interferon-alfa include Alburferon, in development by Human Genome Sciences and Novartis and Locteron, in development by Biolex Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics and Bristol Myers-Squibb, and omega interferon in development by Intarcia Therapeutics.
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
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may result in lower prices for our product candidates. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.
     *If we cannot arrange for reimbursement policies favorable to our product candidates, their sales will be severely hindered.
     Our ability to commercialize ANA598 or any other product candidate successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of ANA598 or any other product and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV and cancer. Also, the trend toward managed health care in the United States as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.
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
     *Our stock price may be volatile.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including the status and results of our clinical trials of ANA598 and ANA773;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies, of our competitors or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the United States and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.
     *Our quarterly results may fluctuate significantly, resulting in fluctuations in our stock price.
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of ANA598, ANA773 and our other product candidates, including results of preclinical studies and clinical trials and changes in regulatory status;

•	our execution of collaborative, licensing or other arrangements, including arrangements involving ANA773, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.
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

Item 4.	Submission of Matters to a Vote of Security Holders
     At our 2009 Annual Meeting of Stockholders (Annual Meeting) held on May 29, 2009, the stockholders were asked to vote on two items as follows:

1.	The election of two Class II directors to hold office for a three-year term, until the 2012 Annual Meeting. The nominees for election were Marios Fotiadis and Stephen Worland, Ph.D. No other nominations were received in accordance with the Company’s Bylaws.
2.	The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.
     The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 24,641,296 shares of the 28,879,980 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Marios Fotiadis and Stephen T. Worland, Ph.D. were approved as directors of the Company until the 2012 Annual Meeting and until their successors are elected as follows:

	For	Withheld
Marios Fotiadis	23,389,633	1,251,663
Stephen T. Worland, Ph.D.	23,847,979	793,317
     The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting: Stelios Papadopoulos, Ph.D. and George A. Scangos, Ph.D. The following individuals are continuing directors with terms expiring upon the 2011 Annual Meeting: Mark G. Foletta, CPA, Steven H. Holtzman and Kleanthis G. Xanthopoulos, Ph.D.
2.	The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2009 was approved as follows:

For	Against	Abstain	Broker Non-Votes

24,639,843	1,454	—	—

Item 6.	Exhibits

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.24	Sub-lease agreement dated June 18, 2009 by and between the Registrant and Phenomix Corporation.	Attached Hereto.

10.25#	Severance Agreement and General Release dated June 30, 2009 by and between the Registrant and James T. Glover.	Attached Hereto.

10.26#	Terms of Employment dated July 1, 2009 for Peter T. Slover.	Attached Hereto.

10.27#	Severance and Change in Control Agreement dated July 1, 2009 by and between the Registrant and Peter T. Slover	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
Peter T. Slover
Vice President, Finance and Operations

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.24	Sub-lease agreement dated June 18, 2009 by and between the Registrant and Phenomix Corporation.	Attached Hereto.

10.25#	Severance Agreement and General Release dated June 30, 2009 by and between the Registrant and James T. Glover.	Attached Hereto.

10.26#	Terms of Employment dated July 1, 2009 for Peter T. Slover.	Attached Hereto.

10.27#	Severance and Change in Control Agreement dated July 1, 2009 by and between the Registrant and Peter T. Slover	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.