Form 10-Q
period 2009-09-30
ANADYS PHARMACEUTICALS INC
filed 2009-10-30
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
The number of shares of common stock outstanding as of the close of business on October 26, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	37,309,892

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$3,601	$10,476
Securities available-for-sale	21,757	17,460
Prepaid expenses and other current assets	1,112	2,202

Total current assets	26,470	30,138

Property and equipment, net	747	1,476
Other assets	60	60

Total assets	$27,277	$31,674

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,813	$5,381
Common stock warrant liability	5,175	—
Current portion of deferred rent	—	348
Other current liabilities	—	84

Total current liabilities	8,988	5,813

Other long-term liabilities	29	36

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2009 and December 31, 2008; 37,309,892 and 28,816,763 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	37	29
Additional paid-in capital	297,243	282,297
Accumulated other comprehensive gain (loss)	55	(447)
Accumulated deficit	(279,075)	(256,054)

Total stockholders’ equity	18,260	25,825

Total liabilities and stockholders’ equity	$27,277	$31,674

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2008, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expenses:

Research and development	$4,023	$7,581	$15,546	$19,091
General and administrative	2,023	2,084	6,611	6,104

Total operating expenses	6,046	9,665	22,157	25,195

Interest income and other, net	183	316	565	1,311
Loss from valuation of common stock warrant liability	(1,869)	—	(1,429)	—

Total other income (expense), net	(1,686)	316	(864)	1,311

Net loss	$(7,732)	$(9,349)	$(23,021)	$(23,884)

Net loss per share, basic and diluted	$(0.21)	$(0.32)	$(0.71)	$(0.83)

Shares used in calculating net loss per share, basic and diluted	37,310	28,775	32,578	28,734

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(23,021)	$(23,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	869
Share-based compensation expense	2,330	2,067
Rent expense related to warrants issued in connection with operating lease for our former facility	29	38
Loss on valuation of common stock warrant liability issued in connection with equity financing	1,429	—
Gain from the sale of disposal of property and equipment	(36)	(35)
(Gain) loss on the sale of available-for-sale security	(31)	24
Amortization of premium/discount on securities available-for-sale	117	116
Changes in operating assets and liabilities:
Other assets	—	1,320
Prepaid expenses and other current assets	1,090	(1,438)
Accounts payable and accrued expenses	(1,568)	125
Deferred rent	(348)	(442)
Other current and long-term liabilities	(91)	57

Net cash used in operating activities	(19,359)	(21,183)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(16,865)	(3,996)
Proceeds from sale and maturity of securities available-for-sale	12,984	10,463
Purchases of property and equipment	(78)	(192)
Proceeds from the sale of property and equipment	102	66

Net cash (used in) provided by investing activities	(3,857)	6,341

Cash Flows from Financing Activities:
Proceeds from the equity financing, net of issuance costs	16,015	—
Proceeds from exercise of stock options and employee stock purchase plan	326	183

Net cash provided by financing activities	16,341	183

Net decrease in cash and cash equivalents	(6,875)	(14,659)
Cash and cash equivalents at beginning of period	10,476	34,669

Cash and cash equivalents at end of period	$3,601	$20,010

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Fair value of common stock warrant liability	$3,746	$—
Unrealized gain (loss) on securities available-for-sale	$502	$(877)
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
          Subsequent Events
          The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through October 30, 2009, the date it issued these financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.
          Adoption of Recent Accounting Pronouncements
          Effective September 15, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 168 (SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The adoption of SFAS No. 168 did not have a material impact on our unaudited condensed consolidated financial statements.
2. Net Loss Per Share
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

	As of September 30,
	2009	2008
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	6,371	5,806
Common stock warrants	2,944	71

	9,315	5,877

          The increase in common stock warrants as of September 30, 2009, is the result of the issuance of 2.9 million warrants to institutional investors in conjunction with the Company’s equity financing in June 2009.
3. Comprehensive Loss
          Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(7,732)	$(9,349)	$(23,021)	$(23,884)
Unrealized gain (loss) on securities available-for-sale	23	(886)	502	(877)

Comprehensive loss	$(7,709)	$(10,235)	$(22,519)	$(24,761)

4. Share-Based Payment
          Share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes pricing model and is recognized as expense on a straight line basis over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors based on the fair value of the options issued using the Black-Scholes pricing model and is periodically re-measured as the underlying options vest.
          A summary of the Company’s stock options and related information as of September 30, 2009 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at September 30, 2009	6,371	$3.71	6.33	$1,652

Exercisable at September 30, 2009	4,265	$4.38	5.08	$539

          The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development expense	$287	$326	$1,230	$949
General and administrative expense	297	412	1,100	1,118

Total share-based compensation expense	$584	$738	$2,330	$2,067

Net share-based compensation expense, per common share basic and diluted	$0.02	$0.03	$0.07	$0.07

          Included in the research and development expense and general and administrative expense for the three and nine months ended September 30, 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense related to the modification of stock options for employees included in the June 2009 reduction in workforce.
          As of September 30, 2009, there was an additional $2.6 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.24 years.
          The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock Options:
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	73.52%	67.32%	73.52%	67.32%
Risk-free interest rate	1.86%	3.62%	1.86%	3.62%
Expected life of the option term (in years)	5.71	5.87	5.71	5.87
          Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
5. Investments
          Securities available-for-sale consisted of the following as of September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$6,197	$—	$(1)	$6,196
U.S. Government sponsored enterprise securities	14,251	21	(1)	14,271
Corporate debt securities	1,254	36	—	1,290

	$21,702	$57	$(2)	$21,757

	December 31, 2008
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$6,604	$72	$—	$6,676
Corporate debt securities	11,304	64	(584)	10,784

	$17,908	$136	$(584)	$17,460

          The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of September 30, 2009 and December 31, 2008 are shown below (in thousands):

	September 30, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$21,702	$57	$(2)	$21,757
After one year through two years	—	—	—	—

	$21,702	$57	$(2)	$21,757

	December 31, 2008
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,641	$106	$(580)	$15,167
After one year through three years	2,267	30	(4)	2,293

	$17,908	$136	$(584)	$17,460

          As of September 30, 2009, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity. No other-than-temporary impairments were identified as of September 30, 2009 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of September 30, 2009 have been in an unrealized loss position for greater than one year.
6. Restructuring
          On June 3, 2009, the Company initiated a strategic restructuring to focus its operations on the development of ANA598, in particular a Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in the Company’s workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. The Company incurred a cash charge of approximately $0.3 million for the three months ended September 30, 2009 and $1.3 million for the nine months ended September 30, 2009, which is included in operating expenses, for cash severance, benefits and outplacement services in connection with the workforce reduction.
          The following is a rollforward of the Company’s restructuring liability (in thousands):

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Description
Beginning balance	$927	$—
Additions	301	1,283
Severance payments	(892)	(947)

Ending balance	$336	$336

7. Fair Value Disclosures
          As of September 30, 2009, the Company has $24.9 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 11.6 months with an overall average time to maturity of 3.9 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.
          The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$2,429	$2,429	$—	$—
Commercial paper	6,196	—	6,196	—
U.S. government sponsored enterprise securities	14,271	—	14,271	—
Corporate debt securities	2,041	—	2,041	—

Total financial assets	$24,937	$2,429	$22,508	$—

Liabilities:
Common stock warrants	$5,175	$—	$—	$5,175

Total financial liabilities	$5,175	$—	$—	$5,175

          As of September 30, 2009, the Company has a $5.2 million common stock warrant liability. This liability is associated with 2.9 million warrants, issued in connection with our common stock offering, that closed in June 2009. The Company determines fair value for the warrants with Level 3 inputs through a Black Scholes pricing model. The Company initially assessed the fair value of the warrants on June 3, 2009, the date of their issuance, at $3.7 million. The Company then reassessed the fair value of the warrants on June 30, 2009 and September 30, 2009 utilizing a Black Scholes pricing model. As of September 30, 2009, inputs used in the Black Scholes pricing model include a dividend yield of 0%, expected volatility of 91.85%, risk-free interest rate of 2.31% and expected life of approximately 4.7 years. As a result of this calculation, the Company recorded a loss of $1.9 million for the three months ended September 30, 2009 and $1.4 million for the nine months ended September 30, 2009. The loss is reflected in the Company’s consolidated statement of operations as a component of other income (expense), net.
          The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Description
Beginning balance	$3,306	$—
Purchases, issuances, and settlements	—	3,746
Realized loss included in net loss	1,869	1,429

Ending balance	$5,175	$5,175

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We are developing ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase for the treatment of hepatitis C. We are currently conducting a Phase II study of ANA598 in combination with pegylated interferon alpha and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. This study is being conducted in patients infected with hepatitis C virus (HCV) and is expected to provide 28 day viral load and safety data from the first cohort at the end of this year and additional on-treatment safety and response data during the first two quarters of 2010.
     In the ANA598 Phase II study, naïve (previously untreated) genotype 1 patients are to receive ANA598 or placebo in combination with standard of care for 12 weeks at dose levels of 200 mg or 400 mg twice daily (bid), each with a loading dose of 800 mg bid on day one. The decision to initiate dosing of patients in the 400 mg bid dose group will be determined after assessing 28 day data from the 200 mg bid dose group. After week 12, patients will continue to receive SOC alone. Patients who have undetectable levels of virus at weeks four and 12 will be randomized to stop all treatment at either week 24 or 48. The primary endpoint of the study is the proportion of patients who achieve undetectable levels of virus at week 12 (complete Early Virological Response or cEVR). Response at week four will also be assessed to provide the rate of Rapid Virological Response, or RVR. Patients will be followed for 24 weeks after stopping therapy to determine the rate of Sustained Virological Response, or SVR. We intend to enroll approximately 90 patients in this study, in the proportions of 30 patients receiving ANA598 and 15 receiving placebo at each dose level.
     On June 3, 2009, we initiated a strategic restructuring to focus our operations on the development of ANA598, in particular the Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in our workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. We anticipate the reduction in force will generate annual cash expense savings of between approximately $4.0 million and $5.0 million. We incurred a cash charge of approximately $0.3 million for the three months ended September 30, 2009 and $1.3 million for the nine months ended September 30, 2009, which is included in operating expenses, for cash severance, benefits and outplacement services in connection with the workforce reduction. In addition, we incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the workforce reduction. We also moved our operations to a smaller building in July 2009 and expect to achieve an annual facility expense reduction of approximately $1.8 million.
     We have also investigated ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7 pathway for the treatment of HCV. We recently concluded a Phase I clinical trial of ANA773 in HCV patients. In the final cohort of the trial, in which patients received 2000 mg of ANA773 every other day over 10 days, the mean maximal decline in viral load was 1.3 log10, compared to a mean maximal decline of 0.3 log10 in patients who received placebo. Five of the eight patients who received 2000 mg ANA773 experienced a maximal decline of greater than 1 log, while none of the eight patients who received placebo experienced a decline of greater than 1 log . The mean end-of-treatment decline was 0.6 log10 in patients who received 2000 mg ANA773 compared to 0.1 log10 in patients who received placebo.
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
     We have incurred significant operating losses since our inception and, as of September 30, 2009, our accumulated deficit was $279.1 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	develop methods for and scale-up manufacturing of ANA598 for clinical trials and potential commercialization;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis and make adjustments to the financials statements as considered necessary. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
     Common Stock Warrant Liability. We account for common stock warrants which may potentially be settled with cash as a liability. The common stock warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date until such time that they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The fair value of the warrants is estimated using the Black Scholes pricing model.
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
Adoption of Recent Accounting Pronouncements
     Effective September 15, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 168 (SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The adoption of SFAS No. 168 did not have a material impact on our condensed consolidated financial statements.

Results of Operations
Three Months Ended September 30, 2009 and 2008
     Research and Development Expenses. Research and development expenses were $4.0 million for the three months ended September 30, 2009 compared to $7.6 million for the three months ended September 30, 2008. The $3.6 million decrease was primarily attributable to a $1.8 million decrease in ANA598 development costs, a $1.5 million decrease in ANA773 development costs and, to a lesser extent, cost savings associated with our strategic restructuring initiated in June 2009. During the third quarter of 2008 we incurred a significant increase in development costs associated with our ANA598 program related to our then our on-going Phase I healthy volunteer clinical trial, the initiation of long-term chronic toxicology studies and the manufacturing of additional drug substance to support the long-term chronic toxicology studies. ANA598 development costs during the third quarter of 2009 were primarily related to the initiation of our Phase II combination study. ANA773 development costs during the third quarter of 2008 were primarily driven by costs associated with the initiation our Phase I clinical trial for the treatment of hepatitis C. During the third quarter of 2009, ANA773 development costs were primarily related to close-out costs associated with our Phase I clinical trial. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.3 million for the three months ended September 30, 2009 and 2008.
     The following summarizes our research and development expenses for the three months ended September 30, 2009 and 2008. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended September 30,
	2009	2008
	(In thousands)
ANA598	$1,973	$3,735
ANA773	540	2,058
Infrastructure, support personnel and other	1,106	1,462
Severance related to reduction in force	117	—
Non-cash employee and non-employee share-based compensation	287	326

Total research and development expense	$4,023	$7,581

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the three months ended September 30, 2009, ANA773 HCV related costs were approximately $0.4 million and ANA773 oncology related costs were approximately $0.1 million.
     General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended September 30, 2009 compared to $2.1 million for the three months ended September 30, 2008. The $0.1 million decrease primarily resulted from cost savings associated with the strategic restructuring initiated in June 2009. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively.
     Interest Income and Other, net. Interest income and other, net was $0.2 million for the three months ended September 30, 2009 compared to $0.3 million for the three months ended September 30, 2008. The $0.1 million decrease in our interest income and other from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in our interest income from the three months ended September 30, 2008 to the three months ended September 30, 2009 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Common Stock Warrant Liability. Non-operating expense associated with the increase in common stock warrant liability was $1.9 million for the three months ended September 30, 2009. This represents the increase in the fair value of the warrants from June 30, 2009 to September 30, 2009. The fair value was calculated using the Black Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.

Nine Months Ended September 30, 2009 and 2008
     Research and Development Expenses. Research and development expenses were $15.5 million for the nine months ended September 30, 2009 compared to $19.1 million for the nine months ended September 30, 2008. The $3.6 million decrease was primarily attributable to a $3.5 million decrease in ANA773 development costs and to a lesser extent cost savings associated with our strategic restructuring initiated in June 2009. Partially offsetting these decreases was $0.6 million in severance costs related to our strategic restructuring. During the nine months ended September 30, 2008, ANA773 development costs were primarily driven by costs associated with our Phase I clinical trial for the treatment of hepatitis C, our then on-going GLP animal toxicology studies and manufacturing costs of drug substance and drug product to support our planned studies. Our ANA773 development costs for the nine months ended September 30, 2009 were primarily associated with our Phase I clinical trial for the treatment of hepatitis C. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $1.2 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. Included in our non-cash share-based compensation expense for the nine months ended September 30, 2009, is $0.3 million associated with the modification of stock options for individuals included in our strategic restructuring.
     The following summarizes our research and development expenses for the nine months ended September 30, 2009 and 2008. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Nine months ended September 30,
	2009	2008
	(In thousands)
ANA598	$7,625	$7,782
ANA773	2,642	6,188
Infrastructure, support personnel and other	3,419	4,172
Severance related to reduction in force	630	—
Non-cash employee and non-employee share-based compensation	1,230	949

Total research and development expense	$15,546	$19,091

     Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology programs. For the six months ended June 30, 2009, ANA773 HCV related costs were approximately $1.9 million and ANA773 oncology related costs were approximately $0.7 million.
     General and Administrative Expenses. General and administrative expenses were $6.6 million for the nine months ended September 30, 2009 compared to $6.1 million for the nine months ended September 30, 2008. The $0.5 million increase primarily resulted from severance costs related to the strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the nine months ended September 30, 2009 and 2008 was $1.1 million. Included in our non-cash share-based compensation expense for the nine months ended September 30, 2009, is $0.1 million associated with the modification of stock options for individuals included in the workforce reduction.
     Interest Income and Other, net. Interest income and other, net was $0.6 million for the nine months ended September 30, 2009 compared to $1.3 million for the nine months ended September 30, 2008. The $0.7 million decrease in our interest income and other from the nine months ended September 30, 2009 to the nine months ended September 30, 2008 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in our interest income from the nine months ended September 30, 2009 to the nine months ended September 30, 2008 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Common Stock Warrant Liability. Non-operating expense associated with the decrease in common stock warrant liability was $1.4 million for the nine months ended September 30, 2009. This represents the increase in the fair value of the warrants from June 3, 2009 to September 30, 2009. The fair value was calculated using the Black Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.

Liquidity and Capital Resources
Overview
     Our September 30, 2009 cash, cash equivalents and securities available-for-sale balance was $25.4 million. Our cash, cash equivalents and securities available-for sale decreased by $2.6 million from December 31, 2008 to September 30, 2009. The decrease in cash, cash equivalents and securities available-for-sale is the result of year-to-date cash utilization to fund our operations, partially offset by proceeds received from the equity financing during June 2009. We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months.
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
Investment Portfolio
     As of September 30, 2009, we have $24.9 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 11.6 months with an overall average months to maturity of 3.9 months. We have the ability to liquidate these marketable securities without restriction. As of September 30, 2009 we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
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
Off-Balance Sheet Arrangements
     As of September 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     *Our projected ANA598 data timelines through 2010 depend on the rapid and efficient execution of the Phase II study and assume a certain pace of recruitment and enrollment of patients. Any challenges with initiation of sites or other factors that influence the rate of enrollment could delay our projected data timelines, which could cause our stock price to decline significantly.
     We currently expect to receive initial data from the first dose cohort in the ANA598 Phase II study by the end of 2009 and to receive additional on-treatment safety and response data during the first two quarters of 2010. These projected data timelines depend on the rapid and efficient execution of the Phase II study. In particular, they assume a continued pace of recruitment and enrollment, which we currently believe should be achievable, but which could be influenced by a number of factors, many of which are beyond our control. For example, if sites do not move quickly enough in recruiting, screening and enrolling patients, our desired timelines could be delayed. Any delay in meeting our projected data timelines could cause our stock price to decline significantly.
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
     More specifically, we elected to initiate the Phase II study of ANA598 prior to further exploring interest in a possible transaction around ANA598. In addition, we plan to seek outlicensing opportunities as a way to potentially continue advancing the development of ANA773. There is no guarantee that we will enter into a future transaction around ANA598 or ANA773 on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to ANA598 until additional data is obtained. If we do not actively pursue a transaction around ANA598 until we have longer term viral load data, we and our stockholders will bear the risk that ANA598 will fail prior to any future transaction.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.

     Our September 30, 2009 cash, cash equivalents and marketable securities balance was $25.4 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to conduct future development activities. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
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
     We have incurred net losses since our incorporation in 1992, and through September 30, 2009 we have an accumulated deficit of $279.1 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We would need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, short-term viral load data from our ANA598 Phase Ib study may not translate into long-term benefit due to the potential emergence of resistant variants or other factors. In particular, there is a perception by some within the scientific community that the administration of non-nucleosides is more likely to result in resistance than the administration of other types of direct acting antivirals in development for HCV (including protease inhibitors and nucleoside polymerase inhibitors) due to the lower genetic barrier of resistance to non-nucleosides relative to these other types of compounds; however, we and others within the scientific community believe that this concern is not likely to be a significant issue when non-nucleosides are dosed in combination with other agents. However, the outcome of this debate will not be known until data from longer term trials of non-nucleosides dosed in combination with other agents become available. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. For example, in a recently conducted 14 day healthy volunteer study, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash during the study. We cannot guarantee that our clinical trials will be able to demonstrate the ability to reach desired ANA598 blood levels in patients sufficient to provide significant antiviral effect, without reaching the levels of exposure where we observed rash in this healthy volunteer study. We can also not guarantee that we will not see rash caused by ANA598 in the Phase II study at lower ANA598 blood levels where we did not see rash in the 14 day healthy volunteer study. Furthermore, if future toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in future toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of ANA598. If we delay or abandon our development efforts related to ANA598, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
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
     *To date, we have concluded dosing ANA598 in patients for only three days as a single agent. There is no guarantee that in Phase II studies, in which ANA598 will be dosed for periods of longer duration in combination with other agents, we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     Although we have seen significant antiviral activity in HCV patients receiving ANA598 as a single agent over three days, it remains unknown what doses and duration of treatment with ANA598, if any, will be efficacious in combination therapy. Furthermore, although we are currently conducting a Phase II study in which ANA598 is being dosed for 12 weeks with current standard of care, it is presently unknown what duration of dosing of ANA598 will be most appropriate when used as a component of combination therapy, and further studies of longer duration may need to be explored. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a recently conducted 14 day healthy volunteer study, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching (classified as grade 2 in a commonly used classification scheme of five grades, with grade 5 being the most severe) during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly. Also, the decision to initiate dosing of patients in the 400 mg bid dose group in the Phase II combination study will be determined after assessing 28 day data from the 200 mg bid dose group. This decision will be made by an independent body known as a data monitoring committee. There is no guarantee that the 28 day data from the 200 mg bid dose group will support a decision by the committee to allow us to initiate dosing of patients in the 400 mg bid dose group. Alternatively, the committee could require additional information from the 200 mg bid dose group before allowing us to proceed with dosing the 400 mg bid dose group, in which case our desired timelines for obtaining data from the 400 mg bid dose group could be delayed. If the committee does not allow us to initiate dosing in the 400 mg bid dose group or if it decides to review additional data from the 200 mg bid dose group before making its determination, the development of ANA598 could be harmed, causing our stock price to decrease significantly.
     *Our predictions and assumptions underlying our ANA598 Phase II trial design may turn out to be wrong.
     Our dose selection for the ANA598 Phase II trial currently being conducted was based in part on a comparison of the ANA598 blood levels reached in a recent healthy volunteer study to the ANA598 blood levels reached in our Phase Ib patient study. In particular, the dose selection is designed to achieve ANA598 blood levels in patients sufficient to provide significant antiviral effect without reaching the levels of exposure where we observed rash in the healthy volunteer study. However, our predictions are based on data from a small number of subjects who received ANA598 over a short period of time, and we cannot guarantee that our predictions will be correct. If our predictions and assumptions underlying the dose selection are incorrect, the development of ANA598 will be harmed and our stock price will suffer.
     *Our predictions and assumptions regarding the expected antiviral effect of ANA598 may turn out to be wrong.
     Based on analysis and modeling of data from our Phase I ANA598 studies, we expect the predicted antiviral effect, when combined with the effects of current standard of care, to increase the percentage of patients who achieve RVR (non-detectible levels of virus after four weeks of treatment) and cEVR (nondetectible levels of virus after twelve weeks of treatment). However, these are only predictions, based on data from a small number of subjects, and there is no guarantee that the actual data received from the Phase II study will show an increased percentage of responsive patients or that an increase, if seen, will be large enough to be compelling to us, physicians, potential partners or investors.
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
     *We recently completed a Phase I clinical trial of ANA773 for HCV and intend to explore partnership opportunities as a way to potentially continue the development of ANA773. There is no guarantee that we will be able to obtain a partnership around ANA773 or that the development of the program will be continued.
     We recently completed a Phase I trial of ANA773 in HCV infected patients. While we are encouraged by the data obtained to date, particularly at the higher doses at which we were able to confirm a dose response for ANA773 in HCV infected patients, further schedule exploration will likely be advisable before proceeding into larger scale studies. In connection with our recent restructuring and our desire to focus our resources on our ANA598 program, we have decided to suspend further development of ANA773 while we look for a partner to potentially fund further development of the program. There is no guarantee that we will be able to obtain a partnership around ANA773 or that the development of the program will be able to be continued. If the program is continued, if we or a licensee are unable to achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, the Phase I clinical trial was conducted in the Netherlands and not under a U.S. investigational new drug application, or IND. If, in the future, we or a licensee want to proceed with the development of ANA773 for HCV in the United States, approval from the FDA under a U.S. IND will be required. There is no assurance that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently, there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no assurance that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case development and commercialization of ANA773 for HCV in the United States would be precluded.
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
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg- Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Schering-Plough, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Zalbin (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals and Johnson & Johnson (Janssen Pharmaceutica), boceprevir and narlaprevir SCH-900518, in development by Schering-Plough, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir, MK-7009 in development by Merck, BI-201335 in development by Boehringer Ingelheim, and R-7128 in development by Pharmasset and Roche.
     ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferonalpha- 2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha- 2a), each of which are products currently approved for the treatment of HCV. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients. Other agents in development as potential replacements to pegylated interferon-alfa include Zalbin (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis and Locteron, in development by Biolex Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics and Bristol Myers-Squibb, and omega interferon in development by Intarcia Therapeutics.
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
Item 5. Other Information
Executive Officer Bonus Plan
     On February 29, 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of Anadys Pharmaceuticals, Inc. (the “Company”) approved the Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan (the “Bonus Plan”)

which was filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 3, 2008. In August 2009, the Compensation Committee approved updates to the Bonus Plan to reflect changes in titles and composition of the Company’s executive management since the initial adoption of the Bonus Plan.
     The Bonus Plan, as updated, is filed as Exhibit 10.29 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.26#	Terms of Employment dated July 1, 2009 for Peter T. Slover.	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.27#	Severance and Change in Control Agreement dated July 1, 2009 by and between the Registrant and Peter T. Slover	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.28#	Severance Agreement and General Release dated September 30, 2009 by and between the Registrant and Mary Yaroshevsky-Glanville.	Attached Hereto.

10.29#	Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
Peter T. Slover
Vice President, Finance and Operations

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.26#	Terms of Employment dated July 1, 2009 for Peter T. Slover.	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.27#	Severance and Change in Control Agreement dated July 1, 2009 by and between the Registrant and Peter T. Slover	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.28#	Severance Agreement and General Release dated September 30, 2009 by and between the Registrant and Mary Yaroshevsky -Glanville.	Attached Hereto.

10.29#	Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.