Form 10-K
period 2009-12-31
ANADYS PHARMACEUTICALS INC
filed 2010-03-01
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number 0-50632

ANADYS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3193172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5871 Oberlin Drive, Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 858-530-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐
No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $66,821,443 as of such date.
          As of February 17, 2010, the Registrant had outstanding 37,341,957 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

ANADYS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
          This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our development plans and programs, clinical trials, strategies and objectives, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our periodic reports filed with the Securities and Exchange Commission (SEC), including, without limitation, those discussed in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
PART I

Item 1.	Business
Overview
          Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We believe hepatitis C represents a large and significant unmet medical need. Our objective is to contribute to an improved treatment outcome for patients with this serious disease.
          We are currently focusing our efforts on the development of ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase for the treatment of hepatitis C. We also have investigated ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7, or TLR7, pathway in a Phase I trial in hepatitis C.
          Our expertise is based on two distinct scientific approaches to treating disease. With ANA598 we are focused on developing a direct antiviral, meaning a product candidate that acts by directly interacting with, and blocking the function of, a component of the virus. We discovered ANA598 through an extensive structure-based drug design program that focused on parameters we feel are critical for success in chronic viral diseases, including potency and sustained drug levels in blood. With ANA773, the focus is to stimulate the patients’ own immune systems to block cells infected with the hepatitis C virus from further producing more virus particles and amplifying the infection. ANA773 stimulates the immune system through activating a key receptor on immune cells known as TLR7. Our knowledge of TLR7 is buttressed by an extensive preclinical program exploring the pharmacology of this receptor and by previous clinical experience with other molecules that act via the TLR7 mechanism.
          Activation of the TLR7 receptor may also allow the patient’s immune system to attack cancer cells. Accordingly, we have also investigated ANA773 in a separate Phase I trial for the treatment of patients with advanced cancer.
          In June 2009, we initiated a strategic restructuring to focus our operations on the development of ANA598, in particular the Phase II study of ANA598 in combination with pegylated interferon and ribavirin. As part of the restructuring, we suspended further development of ANA773. The strategic restructuring resulted in a reduction in our workforce of approximately 40%. We retained the clinical development infrastructure required to conduct the Phase II study of ANA598, key capabilities directed toward pharmaceutical development and next generation non-nucleosides and a streamlined administrative staff.
          Anadys retains all commercialization rights to both ANA598 and ANA773, which were discovered at Anadys.
ANA598
          ANA598 is a direct antiviral that blocks the hepatitis C virus’ (HCV) ability to multiply by inhibiting the viral RNA polymerase. ANA598 belongs to a class of direct antivirals referred to as non-nucleosides. We believe non-nucleosides will become an important component of future combination regimens used to treat HCV infection, similar to the role played by non-nucleoside inhibitors in HIV therapy. ANA598 has demonstrated positive antiviral response and a favorable safety and tolerability profile in the ongoing Phase II combination trial, as described below. ANA598 has also completed two long-term chronic toxicology studies (26 weeks duration in rats and 39 weeks duration in monkeys) with favorable results. Furthermore, ANA598 has demonstrated the preclinical properties, including potency, pharmacokinetics and early safety, that we believe are prerequisites for successful development in the HCV area.

          We are currently conducting a Phase II clinical trial of ANA598 in combination with pegylated interferon-alpha and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. The first dose cohort, receiving ANA598 at 200 mg twice daily (bid), initiated dosing in September 2009 and has completed the 12-week ANA598 dosing portion of the trial. The second dose cohort, receiving ANA598 at 400 mg bid, initiated dosing and fully enrolled in January 2010.
          In the ongoing Phase II study, treatment-naïve (previously untreated) genotype 1 patients are to receive ANA598 or placebo in combination with SOC for 12 weeks at dose levels of 200 mg bid or 400 mg bid, each with a loading dose of 800 mg bid on day one. After week 12, patients are to continue receiving standard of care alone. Patients who achieve undetectable levels of virus at weeks four and 12 will be randomized to stop all treatment at week 24 or 48. The primary endpoint of the study is the proportion of patients who achieve undetectable levels of virus at week 12 (defined as complete Early Virological Response, or cEVR). Additional endpoints include safety and tolerability as well as the proportion of patients with undetectable levels of virus at week four (defined as Rapid Virological Response, or RVR). Patients will be followed for 24 weeks after stopping therapy to determine the rate of Sustained Virological Response, or SVR. Approximately 90 patients were to be and have been enrolled in this study – with approximately 30 patients receiving ANA598 and 15 receiving placebo at each dose level. The study is being conducted at a number of clinical sites in the United States.
          In December 2009, we reported positive preliminary antiviral response and safety results at week four from the first dose cohort (200 mg bid) and in February 2010, we reported positive preliminary antiviral response and safety results at week 12 for this dose cohort. 56% of patients receiving ANA598 at 200 mg bid in combination with SOC achieved undetectable levels of virus (<15 IU/ml) at week 4, referred to as RVR, and 73% of patients receiving ANA598 at 200 mg bid in combination with SOC achieved undetectable levels of virus (<15 IU/ml) at week 12, referred to as cEVR. We are currently dosing patients at 400 mg bid and expect to analyze and release four week data from this dose cohort prior to the end of the first quarter of 2010 and expect to analyze and release 12-week data from this dose cohort during the second quarter of 2010.
          We are in the early stages of Phase II drug development with ANA598. Substantial further investment will be necessary in order to progress ANA598 beyond the events referenced above and through additional clinical testing before we will be able to seek regulatory approval.
ANA773
          ANA773 is a novel, oral inducer of endogenous interferons that acts via the TLR7 pathway that we have investigated as a treatment for both HCV and cancer. Both the prodrug and its active substance were discovered, designed and synthesized by Anadys scientists. Pharmacology studies have shown that ANA773 can elicit desired immune responses and that components of the response can be modulated by both dose and schedule of administration. We have also shown in our Phase I HCV clinical study that ANA773 can stimulate the immune system at a tolerated dose. However, we have elected to suspend further development of ANA773 in order to focus our resources on ANA598. Currently, we are not actively pursuing the development of ANA773 for either indication, except to allow currently enrolled patients in the oncology trial described below to continue to receive ANA773 until disease progression is observed. Further development of these programs will be contingent on obtaining additional resources allocated to such programs or entering into a collaborative or licensing arrangement around ANA773 with a third party.
          The activities we have completed to date with ANA773 are part of early drug development. In order for us to develop ANA773 further, we will require substantial additional funding or support from a collaborator or licensee. We do not have any plans to further the development of ANA773 at this time. If continued, substantial further investment would be necessary in order to progress ANA773 beyond the events referenced above and through additional clinical testing before regulatory approval could be sought.
ANA773 for HCV
          Because interferon-alpha is the foundation of the current standard of care for hepatitis C and the current development of direct antivirals is based on the addition of such direct antivirals to interferon-based regimens, we believe that an oral agent that stimulates interferon production with improved tolerability could potentially displace interferon from future regimens that contain direct antivirals. We believe that ANA773 may offer the opportunity to be such an oral interferon replacement.

          In 2009 we concluded a Phase I clinical trial of ANA773 in HCV patients. In the final cohort of the trial, in which patients received 2000 mg of ANA773 every other day over 10 days, the mean maximal decline in viral load was 1.3 log10, compared to a mean maximal decline of 0.3 log10 in patients who received placebo. Five of the eight patients who received 2000 mg ANA773 experienced a maximal decline of greater than 1 log, while none of the eight patients who received placebo experienced a decline of greater than 1 log. The mean end-of-treatment decline was 0.6 log10 in patients who received 2000 mg ANA773 compared to 0.1 log10 in patients who received placebo. ANA773 was well-tolerated in patients throughout the course of the study and there were no serious adverse events reported.
ANA773 for Cancer
          We have also investigated ANA773 for the treatment of cancer in a Phase I clinical trial that we initiated in 2008. We plan for currently enrolled patients to continue to receive ANA773 until disease progression is observed and to conclude the trial once all patients reach this point. Through our experience with the development of ANA773 for HCV, we have shown that ANA773 can stimulate the human immune system at a tolerated dose and we continue to believe that ANA773 holds promise as a therapy for cancer.
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
Industry Background
          HCV
          Based on available market data, we estimate that the global HCV market in 2009 was between $2 and 3 billion. Due to significant global prevalence and substantial unmet medical need, improving the treatment of chronic HCV infection remains an important priority for the medical community and the pharmaceutical industry. Many patients with chronic HCV infection do not receive the current standard of care due to concerns about adverse events or have incomplete response to the current standard of care. If untreated or inadequately treated, chronic HCV infection can result in significant liver damage (cirrhosis), liver transplantation and liver cancer.
          The World Health Organization (WHO) estimates that 170 million persons globally are chronically infected with HCV and 3 to 4 million people are newly infected each year. Cirrhosis develops in about 10% to 20% of people with chronic infection, and liver cancer develops in 1% to 5% of people with chronic infection over a period of 20 to 30 years. It is estimated that more than 3 million people are chronically infected with HCV in the U.S. and that only about 100,000 of these patients are currently under treatment. The National Institutes of Health estimates that HCV results in 10,000 to 12,000 deaths in the U.S. annually and the Center for Disease Control and Prevention estimates that the number of deaths could increase to nearly 40,000 by 2010. HCV also exacerbates the severity of underlying liver disease when it coexists with other hepatic conditions. In particular, liver disease progresses more rapidly among persons with alcoholic liver disease and HIV infection.
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

          In response to the limitations of existing treatments for HCV infection, direct antiviral therapies (including protease, polymerase and NS5a inhibitors) have emerged as a potential addition to or alternative to the current standard of care. Unlike interferons, which work by stimulating the immune system’s response to viral infection, HCV direct antivirals directly target the virus by inhibiting the protease, polymerase or NS5a region of the virus. Accordingly, direct antivirals have the potential to significantly improve treatment outcomes, when added to the standard of care in difficult-to-treat patients, including patients infected with HCV genotype 1. The addition of direct antivirals to the standard of care could also lead to shorter treatment duration, which could increase patient compliance. While direct antivirals will likely initially be used in combination with pegylated interferon-alpha and ribavirin, it may be possible eventually to replace one or both components of the current treatment regimen with a combination of oral therapies directed at HCV, including protease, polymerase and NS5a inhibitors.
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
          Cancer
          Cancer remains a disease with significant unmet medical need. Each year, an estimated 12 million people worldwide are diagnosed with cancer and more than half will eventually die from their disease. According to the American Cancer Society, the number of new cancer cases in the United States is projected at 1.5 million for 2009, and approximately one out of every two men, and one out of every three women, will develop cancer during his or her lifetime. Cancer accounts for nearly one-quarter of all deaths in the United States, exceeded only by heart disease.
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
Our Strategy
          The key elements of our strategy include the following:
•	Advance the Development of ANA598 in HCV. We are developing ANA598, a non-nucleoside inhibitor of the HCV NS5B polymerase. During 2010 we intend to:
o	Obtain 4-week data from the 400 mg bid cohort in the Phase II clinical trial in HCV infected patients,

o	Obtain 12-week data from the 400 mg bid cohort in the Phase II clinical trial in HCV infected patients, and

o	Obtain initial SVR data from patients able to stop SOC at week 24.
•
Pursue the development of novel, high quality product candidates in major disease areas. We select our product candidates based on demonstrated properties that suggest the potential to change treatment paradigms and become important products in time. Our strategy is to couple high quality candidates with a disciplined investment approach, pursuing time- and cost-efficient paths to obtaining clinical data. During 2010 we intend to identify a non-nucleoside inhibitor of the HCV NS5B polymerase as a pre-clinical candidate that could be suitable as a next generation agent to follow ANA598.

▪	Opportunistically Explore Strategic Alliances around our product candidates. We intend to explore potential strategic alliances and other transactions around ANA598 and ANA773.
          We currently have no ongoing collaborations.

Our Development Programs
          ANA598 for HCV
          ANA598 is a direct antiviral that blocks the hepatitis C virus’ ability to multiply by inhibiting the viral RNA polymerase. ANA598 belongs to a class of direct antivirals referred to as non-nucleosides. We believe non-nucleosides will become an important component of future combination regimens used to treat HCV infection, similar to the role played by non-nucleoside inhibitors in HIV therapy. In 2007 we selected ANA598 as a development candidate. This selection represented the culmination of a comprehensive structure-based drug design program directed towards the viral RNA polymerase. ANA598 has demonstrated positive antiviral response and a favorable safety and tolerability profile in the ongoing Phase II combination trial, as described below. ANA598 has also completed two long-term chronic toxicology studies (26 weeks duration in rats and 39 weeks duration in monkeys) with favorable results. Furthermore, ANA598 has demonstrated the preclinical properties, including potency, pharmacokinetics and early safety, that we believe are prerequisites for successful development in the HCV area.
          We believe that non-nucleoside NS5B polymerase inhibitors offer an exciting potential new way to target treating HCV infection, as part of combination regimens which may include other direct antivirals (such as protease inhibitors, nucleoside polymerase inhibitors and/or NS5a inhibitors) and/or immunomodulators (such as pegylated interferon). We believe that polymerase inhibitors have the potential to be equally important components of future regimens as protease inhibitors, which is another class of HCV direct antivirals currently in clinical development by a number of companies, including Vertex (with Mitsubishi and Johnson & Johnson) and Merck. Historically, it has been challenging to identify non-nucleoside polymerase inhibitors that display both potency and sustained drug levels in blood. With ANA598, we believe we have created a product candidate that has the potential to overcome this challenge. We believe that we have the opportunity to be competitive in the effort to develop non-nucleoside polymerase inhibitors for the treatment of HCV, since, to our knowledge the number of non-nucleosides in development is smaller than the number of potentially attractive combinations that can be formed with attractive protease inhibitors and nucleoside polymerase inhibitors in development. We believe that the future evolution of HCV therapy will likely include protease inhibitors, nucleosides and non-nucleosides used in various combinations. Therefore, we view ANA598 as complementary to, rather than competitive with, protease inhibitors and nucleosides that are currently in development as HCV therapies.
          Preclinical evaluation of ANA598 required for initiation of clinical investigation was completed in the first quarter of 2008, leading to submission of an Investigational New Drug (IND) to the Food and Drug Administration (FDA), subsequent allowance of the IND by the FDA and initiation of clinical investigation in the second quarter of 2008. In December 2008, we announced that the FDA granted fast track designation to ANA598 for the treatment of chronic HCV infection. We have completed three Phase I studies of ANA598 that have demonstrated potent antiviral activity and good tolerability. We are currently conducting a Phase II study of ANA598 in combination with current standard of care.
          In the ongoing Phase II study, treatment-naïve genotype 1 patients are to receive ANA598 or placebo in combination with SOC for 12 weeks at dose levels of 200 mg bid or 400 mg bid, each with a loading dose of 800 mg bid on day one. After week 12, patients are to continue receiving SOC alone. Patients who achieve undetectable levels of virus at weeks four and 12 will be randomized to stop all treatment at week 24 or 48. The primary endpoint of the study is the proportion of patients who achieve undetectable levels of virus at week 12 (defined as cEVR). Additional endpoints include safety and tolerability as well as the proportion of patients with undetectable levels of virus at week four (defined as RVR). Patients will be followed for 24 weeks after stopping therapy to determine the rate of SVR. Approximately 90 patients were to be and have been enrolled in this study – with approximately 30 patients receiving ANA598 and 15 receiving placebo at each dose level. The study is being conducted at a number of clinical sites in the United States.
          In December 2009, we reported positive initial antiviral response and safety results from the 200 mg bid dose cohort based on a planned interim analysis of data at four weeks. In the group receiving ANA598 added to SOC, there was a steady increase in the percentage of patients with undetectable levels of virus from week one through week four, with 56% of patients achieving undetectable levels of virus (defined as <15 IU/ml) at week four, referred to as RVR, compared to 20% of patients receiving placebo plus SOC achieving an RVR. In February 2010, we reported positive preliminary antiviral response and safety results at 12 weeks from the 200 mg bid dose cohort. 73% of patients receiving ANA598 at 200 mg bid in combination with SOC achieved undetectable levels of virus (<15 IU/ml) at week 12, referred to as cEVR, compared to 71% of patients receiving placebo plus SOC achieving a cEVR. Based on historical reports of cEVR rates for SOC control arms in larger HCV trials, which generally range from 45% to 60%, the 71% seen in our 200 mg bid dose cohort appears to be anomalously high and may be due to the small number of patients in the control arm. Also, the 200 mg bid 12 week data showed the ability for ANA598 to significantly accelerate the rate of patients achieving undetectable levels of virus when added to current treatment. In clinical trials with other agents, accelerating the rate of achieving undetectable levels of virus is associated with an increased chance of achieving a sustained viral response, or SVR. Although we cannot predict whether this will be the case with ANA598, we hope to show the same benefit at the conclusion of this Phase II trial. Further, no patient in the 200 mg bid dose cohort experienced viral rebound (defined as an increase in viral load of greater than 1 log10 from a prior measurement) while receiving ANA598.

          In the ongoing Phase II study, ANA598 at 200 mg bid demonstrated a favorable safety and tolerability profile through 12 weeks, although definitive conclusions regarding safety and tolerability cannot be made until additional results in more patients and potentially over longer duration are known. There were no serious adverse events reported and the profile of adverse events reported was as expected for patients receiving SOC alone, with comparable rates observed between the ANA598 and control arms. The incidence of rash was comparable between groups and consistent with historical reports of rash rates due to interferon and ribavirin. In the ANA598 arm, 41% of patients (12/29) developed a rash while 33% (5/15) of patients in the control group developed a rash. Eleven of the twelve instances of rash in the ANA598 arm were mild. One patient in the ANA598 arm who had achieved undetectable levels of virus by week four developed a grade 3 rash after week seven which began resolving rapidly upon stopping all study medication. In this instance, the rash was characterized as grade 3 due to the extent of body surface covered by the rash, which was maculopapular in nature (red spots, some raised). In accordance with the study design, this patient resumed interferon/ribavirin alone, and continued in the study and maintained undetectable levels of virus through week 12. The five instances of rash in the control arm were mild.
          We are currently dosing patients at 400 mg bid and expect to analyze and release four week data from this dose cohort prior to the end of the first quarter of 2010 and expect to analyze and release 12-week data from this dose cohort during the second quarter of 2010. Based on preliminary pharmacokinetic data from the 200 mg bid dose cohort, which show ANA598 levels in the patients’ blood through four weeks, it appears that the 800 mg loading dose given twice on day one has had the desired effect of rapidly dropping viral load and minimizing the difference in response between 1a genotype and 1b genotype patients. Because this loading dose is also being administered to patients in the 400 mg bid cohort, we expect to see a similar early response in patients receiving ANA598 in that cohort. From the data seen to date, it is also apparent that patients in the 200 mg bid cohort achieved undetectable levels of virus after four weeks of dosing even when the level of ANA598 in their blood was among the lowest levels observed across patients. Accordingly, it may be that, for a substantial number of patients, the antiviral response will plateau at 200 mg bid when administered with an effective loading dose, and that we may not see an increase in antiviral response in the 400 mg bid cohort. If this turns out to be the case and if 200 mg bid is identified as the optimal dose to take forward in future clinical trials, we believe that the favorable profile we have seen at the low dose of 200 mg bid will facilitate combining ANA598 with other direct antivirals.
          In January and April 2009, we announced data from the ANA598 Phase I study in which ANA598 was dosed as monotherapy over three days in HCV patients at twice-daily doses of 200 mg, 400 mg or 800 mg. The data from the study demonstrated potent antiviral activity and good tolerability of ANA598 as a single agent at all dose levels. The median viral load reduction over three days ranged from 2.4 to 2.9 log10 in the three dose groups studied. No patient at any dose level showed evidence of viral rebound while on ANA598 and there were no serious adverse events reported. Also in April 2009, we reported results from a 14-day study of ANA598 in healthy volunteers. ANA598 was generally well-tolerated in all cohorts in the healthy volunteer study with no serious adverse events. Three instances of mild-to-moderate rash were observed at the higher dose levels. Pharmacokinetic results from this trial confirmed the plasma half-life of ANA598 of approximately 24 hours, and demonstrated that steady-state levels of ANA598 in plasma are reached after six to seven days of dosing.
          During 2009 we also completed two long-term chronic toxicology studies of ANA598 (26 weeks duration in rats and 39 weeks duration in monkeys) with favorable results. The completed toxicology studies confirm the favorable toxicology profile of ANA598 and support dosing durations of as long as one year if desirable in future clinical studies.
          In 2009, we presented in vitro data showing that combinations of ANA598 with interferon-alpha, the protease inhibitor telaprevir and the nucleoside polymerase inhibitor PSI-6130 appear to be synergistic. Synergistic means that the actual combined effect of the two agents is greater than would be predicted from simply adding the effects of each agent alone. These studies also show that ANA598 retained activity in vitro against mutants known to confer resistance to other classes of direct antivirals, including protease inhibitors, nucleoside inhibitors and non-nucleosides that, through virtue of binding at a different site than ANA598, display a resistance profile distinct from that of ANA598. We also showed that genotypic mutations resistant to ANA598 appear to be fully susceptible to interferon-alpha, telaprevir and PSI-6130. Previously, we have also presented data demonstrating synergy between ANA598 and immunoregulatory proteins termed “cytokines” induced by ANA773, Anadys’ TLR7 agonist oral prodrug which has also been investigated for hepatitis C.
          ANA773 for HCV
          Because interferon-alpha is the foundation of the current standard of care for hepatitis C and the current development of direct antivirals is based on the addition of such direct antivirals to interferon-based regimens, we believe that an oral agent that stimulates interferon production with improved tolerability could potentially displace interferon from future regimens that contain direct antivirals. We believe that ANA773 may offer the opportunity to be such an oral interferon replacement.

          In 2009 we concluded a Phase I clinical trial of ANA773 in HCV patients. In the first three cohorts of the patient portion of this trial, HCV patients received oral ANA773 or placebo at every other day over 28 days, at doses of 800 mg, 1200 mg or 1600 mg, with six subjects receiving ANA773 and two receiving placebo in each cohort. At these doses, data showed an encouraging trend toward viral load reduction. We then amended the protocol to provide for a higher dose. In this final cohort of the trial, in which patients received 2000 mg of ANA773 every other day over 10 days, the mean maximal decline in viral load was 1.3 log10, compared to a mean maximal decline of 0.3 log10 in patients who received placebo. Five of the eight patients who received 2000 mg ANA773 experienced a maximal decline of greater than 1 log, while none of the eight patients who received placebo experienced a decline of greater than 1 log. The mean end-of-treatment decline was 0.6 log10 in patients who received 2000 mg ANA773 compared to 0.1 log10 in patients who received placebo. ANA773 was well-tolerated in patients throughout the course of the study and there were no serious adverse events reported.
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
          ANA773 for Cancer
          We have also investigated ANA773 as a potential treatment for cancer. ANA773 stimulates the body’s immune system through activation of the TLR7 receptor. Through our experience with the development of ANA773 for HCV we have shown that ANA773 can stimulate the human immune system at a tolerated dose.
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
          ANA773 is a prodrug of an active TLR7 agonist we believe may confer benefit in cancer treatment. As a prodrug, ANA773 itself does not activate the TLR7 receptor. Rather, the body’s metabolic processes transform ANA773 to an active form after absorption from the digestive tract, resulting in the active TLR7 agonist circulating in the blood. Both ANA773 and the active agent it delivers were designed and synthesized by our scientists. The use of a prodrug provides for efficient delivery of the active agent to the bloodstream and avoids undesirable effects of an active TLR7 agent in the digestive tract prior to absorption. We have shown in multiple preclinical studies that oral delivery of ANA773 produced the desired blood concentrations of the active agent and provided immune stimulation. In our clinical investigations, we have administered ANA773 orally.
          We have reported the activity of ANA773 and its active form at multiple scientific conferences. In October 2007, we presented data showing that activation of TLR7 in vivo by the active form of ANA773 leads to the expected cellular responses, including activation of NK cells and CTLs. Earlier in 2007, we presented data from an in vitro study demonstrating that ANA773 and its active metabolite stimulate secretion of interferon alpha and enhance direct tumor cell killing by NK cells. In addition to enhancing direct NK cell killing, the active metabolite of ANA773 also enhanced the ability of rituximab, an antibody against CD20, to trigger immune-mediated cell killing of transformed B cells. We have also presented data from in vivo preclinical studies showing that the schedule of administration had a significant effect on the profile of immune stimulation induced by ANA773. Alternating dosing with periods of no dosing led to more robust NK cell activation and more stable levels of interferon-alpha induction, compared to chronic daily administration. We anticipate that different dosing schedules may be required in different tumor settings if ANA773 is pursued in the future as a therapy for cancer.

Manufacturing and Supply
          All of our manufacturing is out-sourced to third parties, with control by our internal managers. We rely on third-party manufacturers to produce sufficient quantities of ANA598 and ANA773 for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of ANA598 and/or ANA773. Both ANA598 and ANA773 are small-molecule drugs. Historically, these drugs have been simpler and less expensive to manufacture than biologic drugs.
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
          We hold issued patents and pending patent applications in the United States and in foreign countries we deem appropriate, covering intellectual property developed as part of our research and development programs. Our intellectual property holdings as of December 31, 2009, include, but are not limited to, the United States and foreign patents and patent applications described below.
          In our HCV non-nucleoside polymerase program, we hold two issued United States patents related to our ANA598 program (patent numbers 7,462,611 and 7,582,754) which expire in 2027, one issued patent in Malta expiring in 2028 and 81 pending United States and/or foreign patent applications (in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, Mexico, Taiwan and certain other foreign jurisdictions) covering ANA598 and/or other non-nucleoside NS5B polymerase inhibitor compounds and the manufacture, pharmaceutical compositions, and methods of use of these compounds.
          In our ANA773 program, we hold one issued United States patent (patent number 7,560,544) expiring in 2026, two issued patents in Malta with expiration dates of 2025 and 2027, and 75 pending United States and/or foreign patent applications (in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, Mexico, Taiwan and certain other foreign jurisdictions) covering ANA773 and related compounds and prodrugs, and the manufacture, pharmaceutical compositions, and methods of use of these compounds.
          We also hold one United States patent (patent number 7,576,068) expiring in 2026, one issued patent in Morocco expiring in 2024, one issued patent in Georgia expiring in 2024 and 14 pending United States and/or foreign patent applications (in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, Mexico, Taiwan and certain other foreign jurisdictions) that relate to methods of use of certain TLR7 agonists and TLR7 agonist prodrugs. In addition, we hold patents and patent applications in the United States and foreign countries covering composition of matter and methods of use of certain other TLR7 agonists and TLR7 agonist prodrugs, with patent expiration dates beginning in 2022.
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
          HCV
          Treating HCV with Interferon-based Therapies
          Current standard treatments for HCV include an interferon-based product combined with ribavirin. Although interferons result in antiviral effects, they are injectable products and cause numerous side effects. Next generation interferon-based products, so-called pegylated interferons, were developed to provide an improved dosing regimen and are approved as once-per-week injected products. Currently approved therapies for the treatment of HCV infection include Peg-Intron (pegylated interferon-alpha-2b) and Intron-A (interferon-alpha-2b), which are marketed by Merck, Pegasys (pegylated interferon-alpha-2a) and Roferon-A (interferon-alpha-2a), which are marketed by Roche and several branded and generic versions of ribavirin.
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
          Direct Antivirals in Development for Treating HCV
          In response to the limitations of existing treatments for HCV infection, the development of direct antiviral therapies (including protease, polymerase and NS5a inhibitors) has emerged as a potential addition to or alternative to the standard treatment. Unlike interferons, which work by stimulating the immune system’s response to viral infection, HCV direct antivirals directly target the virus by inhibiting the protease, polymerase or NS5a region of the virus. Accordingly, direct antivirals may significantly improve treatment outcomes, when added to the standard of care in difficult-to-treat patients, including patients infected with HCV genotype 1, relative to treatment with the standard of care alone. The addition of direct antivirals to the standard of care could also lead to shorter treatment duration, which could increase patient compliance. While direct antivirals will likely initially be used in combination with pegylated interferon-alpha and ribavirin, it may be possible eventually to replace one or both components of the current treatment regimen with a combination of oral therapies directed at HCV, including both protease and polymerase inhibitors.

          ANA598 belongs to a class of direct antivirals known as non-nucleoside polymerase inhibitors. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors, other polymerase inhibitors, or NS5a inhibitors. Although any product currently approved or approved in the future for the treatment of HCV infection could potentially decrease or eliminate the commercial opportunity of ANA598, we expect that in a combination setting a non-nucleoside polymerase inhibitor would be complementary with a protease inhibitor, a nucleoside polymerase inhibitor and an NS5a inhibitor. We believe that other non-nucleoside polymerase inhibitors would likely be the most direct competitors of ANA598, but depending on the resistance profiles of the compounds, it is possible that even two non-nucleoside polymerase inhibitors could be complementary. To our knowledge, other non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boehringer Ingleheim and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research programs.
          Additional compounds in late stage clinical trials for HCV that may be complementary to or competitive with ANA598 include Zalbin/Joulferon (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals, Janssen Pharmaceutica (Johnson & Johnson) and Mitsubishi Tanabe Pharma, boceprevir, narlaprevir and MK-7009 in development by Merck, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Tibotec and Medivir, BI-201335, in development by Boehringer Ingelheim, and RG7128 in development by Roche and Pharmasset.
          Immunological Agents in Development for Treating HCV
          Due to the side effects and poor treatment response to interferon therapy discussed above, there are currently a number of agents in development that could potentially replace today’s pegylated interferons. ANA773 is an oral prodrug of a TLR7 agonist that we have evaluated for the treatment of HCV. There are a number of agents in clinical development that could potentially compete with ANA773 as new agents for the treatment of HCV, including, Zalbin/Joulferon (albinterferon alfa-2b), in development by Novartis and Human Genome Sciences, and Locteron, in development by Biolex Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics and Bristol Myers-Squibb, and omega interferon in development by Intarcia Therapeutics. IMO-2055, a TLR9 agonist in development by Idera, and SD-101, a TLR9 agonist in development by Dynavax Technologies are also being studied in early stage clinical trials in HCV patients.
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
          ANA773 is a prodrug of a TLR7 agonist that we have evaluated for oncology indications. Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773. Programs that most directly compete with ANA773 at this time are several TLR9 agonists under evaluation for oncology indications, including IMO-2055, in development by Idera and Merck KGaA, and a cancer program in development by Dynavax.
          Competitive Risks
          We are in the early stages of a Phase II study of ANA598, which was initiated following completion of three short term Phase I studies, and we have only conducted short term Phase I studies of ANA773. Therefore, it is difficult to predict the efficacy, safety and tolerability that these product candidates will demonstrate in longer term trials, alone or in combination with other agents. It is also difficult to predict how these product candidates will interact with other product candidates in development or on the market, until we perform combination studies. Further, it is difficult to predict whether our product candidates will cause any toxicity issues, potential side effects, or other negative consequences associated with their long-term use. During the course of future clinical trials, we may discover that these product candidates are less effective, require unacceptable dosing regimens, or have a similar side effect profile as the profile associated with current therapies or future competitors. This may result in our product candidates being less advantageous or less desirable from a patient and treating physician perspective as compared to current therapies for HCV or cancer.

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
          As an initial step in the drug approval process of pharmaceuticals, an applicant typically conducts preclinical laboratory and animal studies of the product candidate. Following these studies, the applicant will submit an IND (or equivalent) application to the FDA (or comparable foreign regulatory agency). Once the IND becomes effective, the applicant can commence clinical studies of the product candidate in humans to determine safety, tolerability and efficacy. Following clinical studies, the marketing of a new drug requires the filing of a New Drug Application (NDA) with the FDA and its subsequent approval (similar requirements exist within foreign agencies). The process required by the FDA and comparable agencies before a pharmaceutical or biologic device may be marketed in the U.S. or in any other country generally requires many years and substantial effort and financial resources, and approval from the FDA may not be received in a timely manner, if at all. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based upon the type, complexity and novelty of the product or the targeted disease. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.
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
Research and Development Expenses
          Research and development expenses consist primarily of costs associated with the discovery, preclinical and clinical development of our product candidates. Research and development expenses are the primary source of our expenses and totaled $19.5 million, $26.0 million and $28.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Employees
          As of March 1, 2010, we had 28 regular, full-time employees and six other employees, including 22 in research and development, and the balance in general and administrative positions, with 18 of our employees holding Ph.D., M.D. or other advanced degrees. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Executive Officers of the Registrant
          The following table sets forth information regarding our executive officers as of March 1, 2010:

Name	Age	Position
Steve Worland, Ph.D.	52	President and Chief Executive Officer
James L. Freddo, M.D.	55	Senior Vice President, Drug Development and Chief Medical Officer
Elizabeth E. Reed, J.D.	39	Senior Vice President, Legal Affairs and General Counsel
Peter T. Slover, CPA	35	Vice President, Finance and Operations
          Steve Worland, Ph.D. was appointed President and Chief Executive Officer and a member of the Board of Directors in 2007. Dr. Worland joined Anadys in 2001 as Chief Scientific Officer and served as President, Pharmaceuticals prior to being named CEO. Prior to joining Anadys, Dr. Worland was Vice President, Head of Antiviral Research at Agouron Pharmaceuticals, a Pfizer Company. Dr. Worland was at Agouron from 1988 through the acquisition of Agouron by Warner-Lambert in 1999, where he held various positions and responsibilities that culminated with him assuming global responsibility for anti-infective strategy as Vice President for Warner-Lambert. At Agouron, Warner-Lambert and Pfizer, Dr. Worland led teams responsible for discovery and clinical development in the areas of HIV, HCV and respiratory infections. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. He received his B.S. with highest honors in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.

          James L. Freddo, M.D. joined us in July 2006 as Chief Medical Officer and was named Senior Vice President, Drug Development and Chief Medical Officer in July 2008. Prior to joining Anadys, Dr. Freddo was Vice President, Clinical Site Head and Development Site Head, Pfizer Global Research and Development, La Jolla. Previously at Pfizer, he was Executive Director, Site Therapeutic Area Leader, Clinical Development, Oncology. While at Pfizer, Dr. Freddo led the team responsible for the registration of Sutent® (sunitinib malate), a drug approved by the FDA in January 2006 for treating advanced kidney cancer and gastrointestinal stromal tumors. Prior to Pfizer, Dr. Freddo held a variety of senior management positions at Wyeth-Ayerst Research from December 1996 until June 2002, including Senior Director, Oncology, Senior Director, Infectious Diseases, and Senior Director, Transplantation Immunology. Dr. Freddo currently serves as a member of the Board of Directors of InfuSystem Holdings, Inc., a healthcare services company. He holds a B.S. degree in Medical Technology from the State University of New York at Stony Brook, and a M.D. degree from the University of North Carolina, where he also completed his fellowship training.
          Elizabeth E. Reed, J.D joined us in October 2001 and was named Senior Vice President, Legal Affairs and General Counsel in August 2009. Ms. Reed has also served as our Corporate Secretary since January 2002. Previously, Ms. Reed served as our Vice President, Legal Affairs from December 2006 to August 2009, as our Senior Director, Legal Affairs from December 2002 to December 2006 and as our Director of Legal Affairs from October 2001 to December 2002. Prior to joining us, Ms. Reed was associated with the law firms of Cooley Godward LLP and Brobeck, Phleger & Harrison LLP. Ms. Reed is a member of the State Bar of California and received her B.S. in Business Administration with an emphasis in finance from the Haas School of Business at the University of California, Berkeley and holds a J.D., cum laude, from Harvard Law School.
          Peter T. Slover joined us in April 2004 and was named Vice President, Finance and Operations in July 2009. Mr. Slover joined us as Manager of Financial Reporting and served in this position through December 2005. From January 2006 to July 2006, Mr. Slover served as the Company’s Senior Manager, Financial Reporting and Internal Controls, from August 2006 to December 2006 as our Associate Controller, from January 2007 to December 2008 as our Controller and from January 2009 to July 2009 as our Senior Director, Finance and Corporate Controller. Prior to joining the Company, Mr. Slover began his career as an auditor at KPMG LLP where he spent seven years in public accounting. Mr. Slover is a licensed Certified Public Accountant in the State of California. Mr. Slover received a B.S. degree in Business Administration from Shippensburg University.
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
Risks Related to Our Business
     Any significant set-back regarding, or the failure of, ANA598 will have a large negative impact on our business and stock price.
     Currently, we are actively pursuing only the development of ANA598. As a result, our development portfolio entails a highly concentrated risk of failure. If the timing or results of clinical trials and non clinical studies of ANA598 do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. Any significant set-back regarding, or the failure of, ANA598 will have a significant negative impact on us and our stock price.

     We may be unable to enter into future strategic transactions, and in particular transactions around ANA598 or ANA773, on terms acceptable to us, or at all.
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
     More specifically, we elected to initiate the Phase II study of ANA598 prior to further exploring interest in a possible transaction around ANA598. In addition, we plan to seek outlicensing opportunities as a way to potentially continue advancing the development of ANA773. There is no guarantee that we will enter into a future transaction around ANA598 or ANA773 on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to ANA598 until additional data is obtained. If we do not actively pursue a transaction around ANA598 until we have additional data, we and our stockholders will bear the risk that ANA598 will fail prior to any future transaction.
     We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our December 31, 2009 cash, cash equivalents and marketable securities balance was $20.5 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to conduct future development activities. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs.
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
     We expect our net losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net losses since our incorporation in 1992, and through December 31, 2009 we have an accumulated deficit of $283.3 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We would need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, over time, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.

     The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV and cancer, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients or in cancer patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals that showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying ANA598 is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. ANA598 and ANA773 are at only the early stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.
     Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in future clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, short-term viral load data from our ANA598 Phase Ib study may not translate into long-term benefit due to the potential emergence of resistant variants or other factors. In particular, there is a perception by some within the scientific community that the administration of non-nucleosides is more likely to result in resistance than the administration of other types of direct acting antivirals in development for HCV (including protease inhibitors and nucleoside polymerase inhibitors) due to the lower genetic barrier of resistance to non-nucleosides relative to these other types of compounds; however, we and others within the scientific community believe that this concern is not likely to be a significant issue when non-nucleosides are dosed in combination with other agents. However, the outcome of this debate will not be known until data from longer term trials of non-nucleosides dosed in combination with other agents become available. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash during the study. Furthermore, if future toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598, or any other product candidate, fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in future toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of ANA598. If we delay or abandon our development efforts related to ANA598, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     We intend to develop ANA598 as a component of combination treatments, which presents additional challenges to the drug development process.
     We are developing ANA598 as a potential component of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which could require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. An important element of development for an agent such as ANA598 will be to test the agent in combination with one or more other direct antivirals. In order for us to pursue this development strategy, we will need to engage the interest of other biopharmaceutical or pharmaceutical companies, since we do not have another direct antiviral to combine with ANA598. Our ability to engage this interest will be impacted by other companies’ internal HCV portfolio dynamics, with such dynamics influencing the companies’ perceived need to combine with an agent such as ANA598. For those companies that have a perceived need to combine with an agent such as ANA598, we will be dependent on their perception of the profile of ANA598 and their desire to test ANA598 in combination with their agents. If they do not view the profile of ANA598 as favorably as we do, or if they establish other criteria for combination that we have not yet satisfied with ANA598, we could experience difficulties or delays in pursuing such combination trials. If we are unable to optimize the development of ANA598, our business prospects could be harmed, causing our stock price to suffer.
     There is no guarantee that in future studies of ANA598, in which ANA598 may be dosed for longer duration in combination with other agents, that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     Although we are currently conducting a Phase II study in which ANA598 is being dosed for 12 weeks with current standard of care, it is presently unknown what duration of dosing of ANA598 will be most appropriate when used as a component of combination therapy, and further studies of longer duration may need to be explored. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
     The FDA could impose additional requirements on the development of ANA598 which could result in unexpected cost increases and/or delays to our development timelines.
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
     During 2009 we completed a Phase I clinical trial of ANA773 for HCV and intend to explore partnership opportunities as a way to potentially continue the development of ANA773. There is no guarantee that we will be able to obtain a partnership around ANA773 or that the development of the program will be continued.
     During 2009 we completed a Phase I trial of ANA773 in HCV infected patients. While we are encouraged by the data obtained to date, particularly at the higher doses at which we were able to confirm a dose response for ANA773 in HCV infected patients, further schedule exploration will likely be advisable before proceeding into larger scale studies. In connection with the restructuring we implemented in the middle of 2009 and our desire to focus our resources on our ANA598 program, we have decided to suspend further development of ANA773 while we look for a partner to potentially fund further development of the program. There is no guarantee that we will be able to obtain a partnership around ANA773 or that the development of the program will be able to be continued. If the program is continued, if we or a licensee are unable to achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, the Phase I clinical trial was conducted in the Netherlands and not under a U.S. investigational new drug application, or IND. If, in the future, we or a licensee want to proceed with the development of ANA773 for HCV in the United States, approval from the FDA under a U.S. IND will be required. There is no assurance that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently, there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no assurance that the FDA will view the data from our Phase I study in the Netherlands as sufficiently compelling to allow clinical investigation. If the FDA does not view the data from our Phase I study in the Netherlands as sufficiently compelling, it may not allow studies under a U.S. IND, in which case development and commercialization of ANA773 for HCV in the United States would be precluded.
     In 2007 we terminated our ANA975 development program due to challenges seen in animal toxicology studies. To the extent that the ANA975 toxicology observations are mechanism related, our ANA773 programs for cancer and hepatitis C and ability to out-license this product candidate could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR7 agonist. In 2007 we discontinued the development of ANA975 as a treatment for HCV infection due to intense immune stimulation in animals. To the extent that any of the ANA975 toxicology observations are mechanism related, rather than compound specific, we, or a potential future collaborator, will need to determine whether the level of immune stimulation induced by TLR7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. Although results from our ANA773 13-week animal toxicology study indicated that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential can be achieved without adverse toxicology findings, there is no guarantee that this favorable toxicology profile will persist in future toxicology studies of longer duration, or that we will not see adverse safety findings in humans. If we are unable to modulate the immunomodulatory effect with a dose and schedule that provides therapeutic benefit without causing unacceptable adverse events, then the future development of ANA773 may not be viable or attractive to a potential licensee, which could materially and adversely affect our business and cause our stock price to decline.
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
     Even if we successfully complete clinical trials of ANA598 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.
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

     If we are unable to retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.
     We are a small company and have approximately 30 employees. Our success depends on our continued ability to retain and motivate highly qualified management and scientific personnel. In particular, our programs depend on our ability to retain highly skilled clinical and preclinical personnel in the field of HCV, as well as biologists and chemists.
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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non-nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boehringer Ingelheim and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.

     Other potential competitors are products currently approved for the treatment of HCV infection: Peg- Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Merck, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Zalbin/Joulferon (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals, Janssen Pharmaceutica (Johnson & Johnson) and Mitsubishi Tanabe Pharma, boceprevir, MK-7009 and narlaprevir, in development by Merck, ITMN-191, in development by Intermune and Roche, TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir, BI-201335 in development by Boehringer Ingelheim, and RG7128 in development by Roche and Pharmasset.
     ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferonalpha- 2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha- 2a), each of which are products currently approved for the treatment of HCV. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients. Other agents in development as potential replacements to pegylated interferon-alfa include Zalbin/Joulferon (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis and Locteron, in development by Biolex Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics and Bristol Myers-Squibb, and omega interferon in development by Intarcia Therapeutics.
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
     Our ability to commercialize ANA598 or any other product candidate successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of ANA598 or any other product and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV. Also, the trend toward managed health care in the United States as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.

     Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our results of operations.
     We face an inherent risk of product liability exposure for claimed injuries related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we or our potential future collaborators sell our product candidates commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
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
     Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our development programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our development programs may be adversely affected and the further development of our product candidates may be delayed. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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
     Our quarterly results may fluctuate significantly, resulting in fluctuations in our stock price.
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

Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
     Our headquarters and research and development facility is located in approximately 14,000 square feet of office and laboratory space in San Diego, California. We occupy this facility under a lease, which expires on January 31, 2011.
Item 3. Legal Proceedings
     We are currently not a party to any material legal proceedings.
Item 4. Reserved
     Reserved.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
     Market Information
     Our common stock is traded on the Nasdaq Global Market under the symbol ANDS. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq Global Market.

2009	High	Low
First Quarter	$8.43	$1.61
Second Quarter	6.90	1.68
Third Quarter	3.32	1.44
Fourth Quarter	3.02	1.79

2008	High	Low
First Quarter	$1.77	$1.36
Second Quarter	3.13	1.50
Third Quarter	2.98	2.10
Fourth Quarter	2.70	1.50
     Holders
     As of February 17, 2010, there were approximately 5,400 holders of our common stock.
     Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

     Performance Measurement Comparison (1)
     The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2004 in (i) our common stock (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
     Comparison of cumulative total return on investment since December 31, 2004:

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Anadys Pharmaceuticals, Inc.	$100.00	$117.49	$65.69	$21.50	$20.96	$28.17
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Biotechnology Index	100.00	102.84	103.89	108.65	94.93	109.77

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data
          The selected financial data set forth below with respect to our consolidated statements of operations for each of the three years in the period ended December 31, 2009 and, with respect to our consolidated balance sheets, at December 31, 2009 and 2008 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except net loss per share)
Consolidated Statements of Operations Data:
Revenues	$—	$—	$24,118	$5,420	$4,887
Operating expenses:
Research and development(1)	19,494	25,993	28,192	25,419	20,901
General and administrative(1)	8,243	8,109	8,692	11,308	7,705

Total operating expenses(1)	27,737	34,102	36,884	36,727	28,606

Loss from operations	(27,737)	(34,102)	(12,766)	(31,307)	(23,719)

Other income (expense):
Interest income	478	1,482	3,611	4,727	2,103
Interest expense	—	—	—	(69)	(189)
Loss from valuation of common stock warrant liability	(151)	—	—	—	—
Other, net	132	218	(17)	(111)	(118)

Total other income (expense), net	459	1,700	3,594	4,547	1,796

Net loss	$(27,278)	$(32,402)	$(9,172)	$(26,760)	$(21,923)

Net loss per share, basic and diluted:	$(0.81)	$(1.13)	$(0.32)	$(0.94)	$(0.89)

Shares used in calculating net loss per share, basic and diluted:	33,775	28,750	28,646	28,512	24,756

(1)	As a result of the adoption of ASC 718 on January 1, 2006, there is a lack of comparability in our research and development expenses and our general and administrative expenses for the periods presented prior to January 1, 2006. Please reference Note 10 in our consolidated financial statements for additional information related to the impact of ASC 718 on our research and development expenses and our general and administrative expenses.

	As of December 31,
	2009	2008	2007	2006	2005
			(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$20,490	$27,936	$56,495	$82,149	$104,851
Working capital	13,769	24,325	52,084	75,054	98,682
Total assets	21,735	31,674	61,526	89,401	116,976
Long-term debt, net of current portion	—	—	—	—	682
Accumulated deficit	(283,332)	(256,054)	(223,652)	(214,480)	(187,720)
Total stockholders’ equity	14,429	25,825	55,679	60,325	78,936

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We believe hepatitis C represents a large and significant unmet medical need. Our objective is to contribute to an improved treatment outcome for patients with this serious disease. We are currently focusing our efforts on the development of ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase for the treatment of hepatitis C. We are currently conducting a Phase II study of ANA598 in combination with pegylated interferon alpha and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. This study is being conducted in patients infected with hepatitis C virus (HCV).
     On June 3, 2009, we initiated a strategic restructuring to focus our operations on the development of ANA598, in particular the Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in our workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. We incurred a cash charge of approximately $1.3 million for the year ended December 31, 2009, which is included in operating expenses, for cash severance, benefits and outplacement services in connection with the workforce reduction. In addition, we incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the strategic restructuring.
     We also have investigated ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7, or TLR7, pathway in a Phase I trial in hepatitis C. In 2009 we concluded a Phase I clinical trial of ANA773 in HCV patients.
     We have also investigated ANA773 for the treatment of cancer. In 2009 we elected to stop enrollment of new patients in the ongoing Phase I oncology trial to focus our resources on ANA598. We plan for currently enrolled patients to continue to receive ANA773 until disease progression is observed and to conclude the trial once all patients reach this point.
     We have incurred significant operating losses since our inception and, as of December 31, 2009, our accumulated deficit was $283.3 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	develop methods for and scale-up manufacturing of ANA598 for clinical trials and potential commercialization;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

Research and Development
          During 2009 and 2008, research and development expenses consisted primarily of costs associated with clinical development of the Company’s product candidates. During 2007, research and development expenses consisted primarily of costs associated with the discovery, preclinical and clinical development of our product candidates. Research and development expenses may include external costs such as fees paid to clinical research organizations, clinical trial investigators, contract research organizations, drug substance and drug product manufacturers and consultants. Research and development expenses may also include internal costs such as compensation, supplies, materials, an allocated portion of facilities costs, an allocated portion of information systems support personnel and depreciation.
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
          The following summarizes our research and development expenses for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the years ended December 31,
	2009	2008	2007
ANA598	$10,355	$11,044	$8,390
ANA773	3,103	8,177	6,136
ANA380	—	—	700
ANA975, net of reimbursement	—	117	560
Discovery stage programs	—	—	1,936
Infrastructure, support personnel and other	4,052	5,384	7,194
Severance related to reduction in force	630	—	813
Non-cash employee and non-employee share-based compensation	1,354	1,271	2,463

Total research and development expense	$19,494	$25,993	$28,192

          Effective July 1, 2008, we began allocating costs for ANA773 between our HCV and oncology program. For the year ended December 31, 2009, ANA773 HCV related costs were $2.3 million and ANA773 oncology related costs were $0.8 million. For the six months ended December 31, 2008, ANA773 HCV related costs were $3.1 million and ANA773 oncology related costs were $0.9 million.
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
          Common Stock Warrant Liability. We account for common stock warrants which may potentially be settled with cash as a liability. The common stock warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date until such time that they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of the warrants is estimated using the Black-Scholes pricing model.
          Share-Based Compensation. Share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black-Scholes pricing model and the portion that is expected to vest is recognized as expense evenly over the requisite service period. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate, the expected term of the awards and expected forfeitures. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Results of Operations
          Comparison of the Years Ended December 31, 2009, 2008 and 2007
          Revenue. During 2009 and 2008, we did not recognize any revenue. We recorded revenue of $24.1 million for the year ended December 31, 2007. The $24.1 million decrease from 2007 to 2008 was primarily attributed to the recognition in 2007 of previously deferred revenue upon the termination of our License and Co-Development Agreement with Novartis.
          Research and Development Expenses. Research and development expenses were $19.5 million, $26.0 million and $28.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $6.5 million decrease from 2008 to 2009 was primarily due to $6.4 million in cost savings associated with our strategic restructuring initiated in June 2009 of which, $5.1 million was due to reduced ANA773 development costs and $1.3 million of which was due to reduced infrastructure and support personnel costs. These decreases were partially offset by severance costs of $0.6 million. During 2009, we incurred the following external development costs associated with our ANA598 program: $1.2 million associated with our completed Phase Ib clinical trial in HCV patients, $1.0 million associated with our completed long-term chronic toxicology studies of ANA598, $0.8 million associated with our completed 14-day healthy volunteer study and $2.0 million for our on-going Phase II clinical trial in HCV patients. During 2009, we incurred the following external development costs associated with our ANA773 program: $1.4 million associated with our completed Phase I clinical trial for HCV and $0.3 million associated with our on-going Phase I clinical trial for oncology. As we have elected to suspend the development of ANA773 for HCV and oncology, we do not anticipate incurring significant costs related to this program in future periods. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $1.4 million for the year ended December 31, 2009 compared to $1.3 million for the year ended December 31, 2008. Included in our non-cash share-based compensation expense for the year-ended December 31, 2009 is $0.3 million associated with the modification of stock options for individuals included in our strategic restructuring.
          The $2.2 million decrease in research and development expenses from 2007 to 2008 was primarily due to cost savings derived from our completed 2007 strategic restructuring which included the halting of early stage discovery efforts and the termination of our collaborations with both Novartis and LG Life Sciences. These decreases were partially offset by an increase in development costs for ANA598 and ANA773. In 2008, we incurred development costs associated with our ANA598 program related to our completed Phase Ia clinical trial in healthy volunteers, our on-going Phase Ib clinical trial in HCV patients, the initiation of long-term chronic toxicology studies of ANA598 and the manufacturing of clinical and non-clinical materials. 2008 development costs for ANA773 include costs associated with the manufacturing of non-clinical and clinical materials, our completed 13-week GLP toxicology studies, our then on-going Phase I clinical trial for HCV and our then on-going Phase I clinical trial for oncology. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $1.3 million and $2.5 million for the years ended December 31, 2008 and 2007, respectively. The decrease in our non-cash share-based compensation expense was primarily associated with the cancellation of outstanding stock options for personnel included in our 2007 workforce reduction, as well as a reduction in the weighted average fair value assigned to stock options granted in 2008 compared to 2007.

          General and Administrative Expenses. General and administrative expenses were $8.2 million, $8.1 million and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $0.1 million increase from 2008 to 2009 was primarily attributable to severance costs of $0.7 million, which were partially offset by a reduction in allocated facility costs associated with the relocation of our corporate headquarters to a smaller facility. The $0.6 million decrease from 2007 to 2008 was primarily the result of cost savings derived from our completed 2007 strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the years ended December 31, 2009, 2008 and 2007 was $1.4 million, $1.5 million and $1.7 million, respectively. Included in our non-cash share-based compensation expense for the year-ended December 31, 2009 is $0.1 million associated with the modification of stock options for individuals included in our 2009 strategic restructuring.
          Interest Income. Interest income was $0.5 million, $1.5 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $1.0 million decrease in our interest income from 2008 to 2009 was the result of a lower average cash, cash equivalents and securities available-for-sale balance and lower interest rates during 2009 compared to 2008. Our average balance of cash, cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $22.9 million in 2009 compared to $40.6 million in 2008. The decrease in our average cash balance from 2008 to 2009 was driven by our use of cash, cash equivalents and securities to fund our on-going operations partially offset by proceeds received from the equity financing during June 2009. The $2.1 million decrease in our interest income from 2007 to 2008 was the result of a lower average cash, cash equivalents and securities available-for-sale balance and lower interest rates during 2008 compared to 2007. Our average balance of cash, cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $40.6 million in 2008 compared to $67.7 million in 2007. The decrease in our average cash balance from 2007 to 2008 was driven by our use of cash, cash equivalents and securities to fund our on-going operations.
          Common Stock Warrant Liability. Non-operating expense associated with the increase in common stock warrant liability was $0.2 million for the year ended December 31, 2009. This represents the increase in the fair value of the warrants from June 3, 2009 to December 31, 2009. The fair value was calculated using the Black Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
          Our December 31, 2009 cash, cash equivalents and marketable securities balance was $20.5 million. Our cash, cash equivalents and available-for sale securities decreased by $7.4 million from December 31, 2008 to December 31, 2009. The decrease in cash, cash equivalents and securities available-for-sale is the result of year-to-date cash utilization to fund our operations, partially offset by net proceeds of $16.0 million received from our completed equity financing during June 2009. We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months.
          On June 3, 2009, the Company sold 8.4 million shares of common stock and warrants to purchase 2.9 million shares of common stock to institutional investors for net proceeds of approximately $16.0 million. The proceeds from this equity financing are being utilized to fund operating activities and to continue to advance ANA598 for the treatment of HCV.
          Excluding the net proceeds from our equity financing completed during June 2009, we used $23.4 million in cash to fund operations during the year ended December 31, 2009 compared to $28.6 million during the year ended December 31, 2008. The decease in our operating cash burn can be attributed to the following factors: our strategic restructuring, initiated in June 2009, to focus our operations on the development of ANA598, our decision to suspend the development of ANA773 for HCV and oncology and the relocation of our corporate headquarters to a smaller facility in July 2009. We anticipate the strategic restructuring completed in 2009 will generate annual cash expense savings of approximately $4.0 million to $5.0 million. We anticipate the relocation of our operations to a smaller building to achieve an annual facility expense reduction of approximately $1.8 million.

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
Investment Portfolio
          As of December 31, 2009, we have $20.1 million of securities available-for-sale consisting of money market funds, commercial paper, municipal bonds, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 12 months with an overall average months to maturity of 5.1 months. We have the ability to liquidate these marketable securities without restriction or penalty.
          As of December 31, 2009, we performed a review of all of the securities in our portfolio with an unrealized loss position, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in our assessment included but were not limited to the following: our ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2009 related to securities currently in our portfolio. We also noted that none of the securities as of December 31, 2009 have been in an unrealized loss position for greater than one year. As of December 31, 2009 we do not own any asset-backed securities or auction rate securities.
Cash Flows from Operating Activities and Investing Activities
          Our consolidated statements of cash flows are summarized as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Net cash used in operating activities	$(24,229)	$(28,288)	$(25,658)

Cash provided by (used in) investing activities
Purchase of securities available-for-sale	$(24,657)	$(8,806)	$(15,131)
Proceeds from sale of securities available-for-sale	26,484	12,463	13,170
Purchase of property and equipment	(88)	(213)	(356)
Proceeds from disposal of property and equipment	111	392	—

Net cash provided by (used in) investing activities	$1,850	$3,836	$(2,317)

          We expect to continue to utilize cash and marketable securities to fund our operating activities as we continue to advance our wholly owned product candidate ANA598. We are not currently party to any development collaborations and therefore cash to fund future operations will most likely have to be obtained from one of the following sources: our current investment portfolio, the sale of equity securities, new strategic alliance agreements or other transactions, project financing or debt financing.
Cash Flows from Financing Activities
          Our consolidated statements of cash flows are summarized as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Cash provided by financing activities
Proceeds from exercise of stock options and employee stock purchase plan	$385	$259	$257
Proceeds from equity financing, net of issuance costs	16,015	—	—

Net cash provided by financing activities	$16,400	$259	$257

          On June 3, 2009, the Company sold 8.4 million shares of common stock and warrants to purchase 2.9 million shares of common stock to institutional investors for net proceeds of approximately $16.0 million. The proceeds from this equity financing are being utilized to fund operating activities and to advance ANA598 for the treatment of HCV.
Aggregate Contractual Obligations
          The following summarizes our contractual obligations as of December 31, 2009 (in thousands):

		Less
		than 1	2011 to	2013 to
Contractual Obligations	Total	Year	2012	2014	Thereafter
Operating leases	$388	$358	$30	$—	$—
Minimum royalty commitment	700	100	200	200	200

	$1,088	$458	$230	$200	$200

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
Fair Value Inputs
          Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. See Notes 2 and 3 to the audited consolidated financial statements, which are included elsewhere in this Annual Report.
          We value our marketable securities by using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of securities valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include commercial paper, municipal bonds, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels. The fair value of the common stock warrants, which may potentially be settled with cash and are therefore treated as a liability, is estimated using the Black-Scholes pricing model.
Off-Balance Sheet Arrangements
          As of December 31, 2009, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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

Item 9A. Controls and Procedures
          Management’s Report on Internal Control Over Financial Reporting
          Evaluation of Disclosure Controls and Procedures: Our President and Chief Executive Officer and Vice President, Finance and Operations performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Operations concluded that our disclosure controls and procedures were effective as of December 31, 2009 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
          Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
          Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance and Operations, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
          The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm.
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

          Report of Independent Registered Public Accounting Firm
          The Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.
          We have audited Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anadys Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
          In our opinion, Anadys Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Anadys Pharmaceuticals, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 1, 2010

Item 9B. Other Information
          Not applicable.

Part III
     Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2010 Annual Meeting of Stockholders (the Proxy Statement) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Shareholder Communications with the Board of Directors” in our Proxy Statement.
     Certain information required by Item 10 of Form 10-K regarding our executive officers is set forth in Item 1 of Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
     We have adopted a Code of Business Conduct and Ethics, which applies to all our directors, officers and employees, including our President and Chief Executive Officer and Vice President, Finance and Operations and all of our finance team. The Code of Business Conduct and Ethics is posted on our website, http://www.anadyspharma.com (under the “Investors — Corporate Governance” caption). In addition, we will provide to any person without charge, upon request, addressed to the Corporate Secretary at Anadys Pharmaceuticals, Inc., 5871 Oberlin Drive, Suite 200, San Diego, CA 92121, a copy of our Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for our President and Chief Executive Officer and Vice President, Finance and Operations or persons performing similar functions, by posting such information on our website.

Item 11.	Executive Compensation
     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Compensation of Executive Officers” and “Compensation of Directors” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table summarizes our outstanding securities and securities available for future issuance under our equity compensation plans as of December 31, 2009. Security holders of the Company have approved the 2002 Equity Incentive Plan, 2004 Equity Incentive Plan (2004 Plan), 2004 Non-Employee Directors’ Stock Option Plan and 2004 Employee Stock Purchase Plan.
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

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	6,817,036	$3.60	1,977,430
Equity compensation plans not approved by security holders	342,975	$3.00	—

Total	7,160,011		1,977,430

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following financial statements, financial statements schedules and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Financial Statements. See index to consolidated financial statements on page F-1.

(2)	Financial Statement Schedules. All financial statements schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.1#	2002 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.2#	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.3#	2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.4#	Form of Stock Option Agreement under 2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.5#	Form of Amendment to Stock Option Agreement Under 2004 Equity Incentive Plan, applicable to Non-Employee Director grants	Incorporated by reference to Exhibit 10.5 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 3, 2009.

10.6#	2004 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.7#	Form of Offering Document under the 2004 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.8#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
10.9#	Form of Stock Option Agreement Under 2004 Non-Employee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.10#	Terms of Employment dated February 1, 2001 by and between the Registrant and Steve Worland, Ph.D.	Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.11#	Terms of Employment dated October 2, 2001 by and between the Registrant and Elizabeth E. Reed	Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.12#	Form of Inducement Stock Option Agreement	Incorporated by reference to Exhibit 10.42 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on September 25, 2006.

10.13#	Terms of Employment dated September 11, 2006 by and between the Registrant and James T. Glover	Incorporated by reference to Exhibit 10.43 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on September 25, 2006.

10.14#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Stephen T. Worland, Ph.D.	Incorporated by reference to Exhibit 10.16 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.15#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.18 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.16#	Amended and Restated Severance and Change in Control Agreement dated March 3, 2008 by and between the Registrant and Elizabeth E. Reed	Incorporated by reference to Exhibit 10.19 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.17#	Terms of Employment dated June 21, 2006 by and between the registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.21 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.18#	Terms of Employment dated March 6, 2001 by and between the Registrant and Mary-Yaroshevsky-Glanville	Incorporated by reference to Exhibit 10.22 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.19#	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 10.24 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 1, 2008.

10.20	Sub-lease agreement dated June 18, 2009 by and between the Registrant and Phenomix Corporation	Incorporated by reference to Exhibit 10.24 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.21#	Severance Agreement and General Release dated June 30, 2009 by and between the Registrant and James T. Glover	Incorporated by reference to Exhibit 10.25 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.22#	Terms of Employment dated July 1, 2009 for Peter T. Slover	Incorporated by reference to Exhibit 10.26 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.23#	Severance and Change in Control Agreement dated July 1, 2009 by and between the Registrant and Peter T. Slover	Incorporated by reference to Exhibit 10.27 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.24#	Severance Agreement and General Release dated September 30, 2009 by and between the Registrant and Mary Yaroshevsky-Glanville	Incorporated by reference to Exhibit 10.28 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on October 30, 2009.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
10.25#	Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.29 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on October 30, 2009.

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

23.1	Consent of Independent Registered Public Accounting Firm	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 1st day of March, 2010.

ANADYS PHARMACEUTICALS, INC.
By:	/s/ STEPHEN T. WORLAND, PH.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen T. Worland, Ph.D. and Peter T. Slover, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN T. WORLAND, PH.D.	President, Chief Executive Officer and Director	March 1, 2010
Stephen T. Worland, Ph.D.	(Principal Executive Officer)

/s/ PETER T. SLOVER	Vice President, Finance and Operations	March 1, 2010
Peter T. Slover	(Principal Financial and Accounting Officer)

/s/ GEORGE A. SCANGOS, PH.D.	Chairman of the Board	March 1, 2010
George A. Scangos, Ph.D.

/s/ MARK G. FOLETTA	Director	March 1, 2010
Mark G. Foletta

/s/ MARIOS FOTIADIS	Director	March 1, 2010
Marios Fotiadis

/s/ STEVEN H. HOLTZMAN	Director	March 1, 2010
Steven H. Holtzman

/s/ STELIOS PAPADOPOULOS, PH.D.	Director	March 1, 2010
Stelios Papadopoulos, Ph.D.

/s/ KLEANTHIS G. XANTHOPOULOS, PH.D.	Director	March 1, 2010
Kleanthis G. Xanthopoulos, Ph.D.

ANADYS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anadys Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 1, 2010

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:

Cash and cash equivalents	$4,497	$10,476
Securities available-for-sale	15,993	17,460
Prepaid expenses and other current assets	559	2,202

Total current assets	21,049	30,138

Property and equipment, net	626	1,476
Other assets	60	60

Total assets	$21,735	$31,674

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$740	$558
Accrued expenses	2,643	4,823
Common stock warrant liability	3,897	—
Current portion of deferred rent	—	348
Other current liabilities	—	84

Total current liabilities	7,280	5,813

Other long-term liabilities	26	36

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2009 and December 31, 2008; no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at December 31, 2009 and December 31, 2008; 37,341,957 and 28,816,763 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	37	29
Additional paid-in capital	297,687	282,297
Accumulated other comprehensive gain (loss)	37	(447)
Accumulated deficit	(283,332)	(256,054)

Total stockholders’ equity	14,429	25,825

Total liabilities and stockholders’ equity	$21,735	$31,674

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net loss per share)

	For the Years Ended December 31,
	2009	2008	2007
Revenues:

Collaborative agreements	$—	$—	$24,118

Total revenues	—	—	24,118

Operating Expenses:

Research and development	19,494	25,993	28,192
General and administrative	8,243	8,109	8,692

Total operating expenses	27,737	34,102	36,884

Loss from operations	(27,737)	(34,102)	(12,766)

Other income (expense):

Interest income	478	1,482	3,611
Loss from valuation of common stock warrant liability	(151)	—	—
Other, net	132	218	(17)

Total other income (expense), net	459	1,700	3,594

Net loss	$(27,278)	$(32,402)	$(9,172)

Net loss per share, basic and diluted	$(0.81)	$(1.13)	$(0.32)

Shares used in calculating net loss per share, basic and diluted	33,775	28,750	28,646

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						other
					Additional	comprehensive		Total
	Preferred stock		Common stock		paid-in	gain	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2006	—	$—	28,596,198	$29	$274,798	$(22)	$(214,480)	$60,325
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	30,192	—	89	—	—	89
Issuance of common stock pursuant to the employee stock purchase plan	—	—	70,558	—	168	—	—	168
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	101	—	—	101
Share-based compensation expense including forfeitures	—	—	—	—	4,065	—	—	4,065
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	—	(9,172)	(9,172)

Comprehensive loss	—	—	—	—	—	—	—	(9,069)

Balance at December 31, 2007	—	$—	28,696,948	$29	$279,221	$81	$(223,652)	$55,679
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	36,567	—	106	—	—	106
Issuance of common stock pursuant to the employee stock purchase plan	—	—	83,248	—	153	—	—	153
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	66	—	—	66
Share-based compensation expense including forfeitures	—	—	—	—	2,751	—	—	2,751
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	(32,402)	(32,402)

Comprehensive loss	—	—	—	—	—	—	—	(32,930)

Balance at December 31, 2008	—	$—	28,816,763	$29	$282,297	$(447)	$(256,054)	$25,825
Issuance of common stock pursuant to the exercise of stock options	—	—	84,465	—	232	—	—	232
Issuance of common stock pursuant to the employee stock purchase plan	—	—	82,729	—	153	—	—	153
Issuance of common stock associated with equity financing, net of issuance costs	—	—	8,358,000	8	16,007	—	—	16,015
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(3,746)	—	—	(3,746)
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	125	—	—	125
Share-based compensation expense including forfeitures	—	—	—	—	2,619	—	—	2,619
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	484	—	484
Net loss	—	—	—	—	—	—	(27,278)	(27,278)

Comprehensive loss	—	—	—	—	—	—	—	(26,794)

Balance at December 31, 2009	—	$—	37,341,957	$37	$297,687	$37	$(283,332)	$14,429

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(27,278)	$(32,402)	$(9,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	1,141	1,431
Share-based compensation	2,619	2,751	4,065
Amortization of premium/discount on securities available-for-sale	155	157	—
(Gain) loss on the sale of available-for-sale securities	(31)	24	—
Compensation related to stock option issuances to non-employees	96	16	52
Loss on valuation of common stock warrant liability	151	—	—
Rent expense related to warrants issued in connection with operating lease of the Company’s former facility	29	50	49
(Gain) loss from disposal of property and equipment	(26)	(149)	27
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,175
Prepaid expenses and other current assets	1,643	(1,198)	(63)
Other assets	—	1,320	7
Accounts payable	182	(526)	290
Accrued expenses	(2,180)	1,057	449
Deferred rent	(348)	(584)	(466)
Deferred revenue	—	—	(23,567)
Other liabilities	(94)	55	65

Net cash used in operating activities	(24,229)	(28,288)	(25,658)

Cash Flows from Investing Activities:
Purchase of securities available-for-sale	(24,657)	(8,806)	(15,131)
Proceeds from sale and maturity of securities available-for-sale	26,484	12,463	13,170
Purchase of property and equipment	(88)	(213)	(356)
Proceeds from the sale of property and equipment	111	392	—

Net cash provided by (used in) investing activities	1,850	3,836	(2,317)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	385	259	257
Proceeds from equity financing, net of issuance costs	16,015	—	—

Net cash provided by financing activities	16,400	259	257

Net decrease in cash and cash equivalents	(5,979)	(24,193)	(27,718)
Cash and cash equivalents at beginning of year	10,476	34,669	62,387

Cash and cash equivalents at end of year	$4,497	$10,476	$34,669

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock warrant liability	$3,746	$—	$—

Unrealized gain (loss) on securities available-for-sale	$484	$(528)	$103

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
          Organization and Business
          Anadys Pharmaceuticals, Inc. (Anadys or the Company) is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. The Company believes hepatitis C represents a large and significant unmet medical need. The Company’s objective is to contribute to an improved treatment outcome for patients with this serious disease.
          The Company is currently focusing its efforts on the development of ANA598, a small-molecule, non-nucleoside inhibitor of the NS5B polymerase for the treatment of hepatitis C. The Company has also investigated ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7, or TLR7, pathway in a Phase I trial in hepatitis C and in a separate Phase I trial for treatment of patients with advanced cancer.
          Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited. All significant intercompany accounts and transactions have been eliminated. In 2003, the Company discontinued its Anadys Pharmaceuticals Europe GmbH operations and intends to dissolve that entity. Anadys Development Limited was established in 2005 to serve as a legal representative of the Company for conducting clinical trials in Europe. As of and for the year ended December 31, 2009, neither Anadys Pharmaceuticals Europe GmbH nor Anadys Development Limited had active operations.
          Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.
          Cash and Cash Equivalents
          Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased and are readily convertible without prior notice or penalty to known amounts of cash.
          Securities Available-for-Sale
          Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. The Company views its available-for-sale securities as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.
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

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          During 2007, the Company derived a majority of its revenues from a License and Co-Development Agreement with Novartis International Pharmaceutical Ltd. (Novartis) which was terminated during 2007.
          Property and Equipment
          Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.
          Impairment of Long-Lived Assets
          If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to the carrying value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss for the period ended December 31, 2009.
          Research and Development
          During 2009 and 2008, research and development expenses consisted primarily of costs associated with clinical development of the Company’s product candidates. During 2007, research and development expenses consisted primarily of costs associated with the discovery, preclinical and clinical development of the Company’s product candidates. Research and development expenses may include external costs such as fees paid to clinical research organizations, clinical trial investigators, contract research organizations, drug substance and drug product manufacturers and consultants. Research and development expenses may also include internal costs such as compensation, supplies, materials, an allocated portion of facilities costs, an allocated portion of information systems support personnel and depreciation.
          Under the Company’s former License and Co-Development Agreement with Novartis, which was terminated during 2007, reimbursements of development costs for ANA975 from Novartis were recorded as an offset to research and development expense.
          Accumulated Other Comprehensive Gain (Loss)
          All components of comprehensive gain (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments and foreign currency translation adjustments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).
          Deferred Rent
          Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense recorded and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheet. During 2004, the Company entered into a sub-lease agreement to lease the Company’s former corporate headquarters and research and development facility located in San Diego, California. This lease expired on August 1, 2009. In accordance with the sub-lease agreement, the Company was allocated a $1.6 million tenant improvement allowance as an incentive to move into the facility. The Company recorded this incentive as an increase to both property and equipment and deferred rent and these amounts were being amortized on a straight-line basis over the life of the lease of 62 months. As of December 31, 2008, the Company had $0.2 million of unamortized deferred rent associated with the lease incentive. As of December 31, 2009 there was no unamortized deferred rent associated with the lease incentive. On June 18, 2009, the Company entered into a new sublease agreement to lease its current corporate headquarters and research and development facility located in San Diego, California. There is no deferred rent associated with this lease.
          Share-Based Compensation
          Share-based compensation expense for options granted to employees and non-employee directors is estimated at the grant date based on the award’s fair value as calculated using a Black-Scholes pricing model and the portion that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. The Company accounts for compensation expense for options granted to non-employees based on the fair value of the options issued using the Black-Scholes pricing model and is periodically re-measured as the underlying options vest. The Company records share-based compensation as components of either research and development expense or general and administrative expense.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Net Loss Per Share
          Basic loss per share (EPS) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
          Common stock equivalents from stock options and warrants of approximately 10.1 million, 6.6 million and 5.6 million were excluded from the calculation of net loss per share for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect would be antidilutive.
Subsequent Events
          The Company evaluated all events or transactions that occurred after the balance sheet date of December 31, 2009 through the date it issued these financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.
Adoption of Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (FASB) created the Accounting Standards Codification (ASC), which is codified as ASC 105. Effective September 15, 2009, the Company adopted the provisions of ASC 105. The ASC was established as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.
          Effective June 15, 2009, the Company adopted the provisions of ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.
          Effective June 15, 2009, the Company adopted the provisions of ASC 825, which extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. The adoption of ASC 825 did not have a material effect on the Company’s consolidated financial statements.
          Effective June 15, 2009, the Company adopted the provisions of ASC 320, which extends the disclosure requirements regarding debt and equity securities to interim financial statements of publicly traded companies as well as provides new disclosure requirements. The adoption of ASC 320 did not have a material effect on the Company’s consolidated financial statements.
          In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on ASC 808. ASC 808 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, ASC 808 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to ASC 605. ASC 808 was effective for us beginning on January 1, 2009. The adoption of ASC 808 did not have a material effect on the Company’s consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Securities Available-for-Sale
          Securities available-for-sale consisted of the following as of December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$2,199	$—	$—	$2,199
Municipal bonds	1,026	—	—	1,026
U.S. treasury notes	2,048	—	(1)	2,047
U.S. government sponsored enterprise securities	9,127	8	(5)	9,130
Corporate debt securities	1,556	35	—	1,591

	$15,956	$43	$(6)	$15,993

	December 31, 2008
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
U.S. Government sponsored enterprise securities	$6,604	$72	$—	$6,676
Corporate debt securities	11,304	64	(584)	10,784

	$17,908	$136	$(584)	$17,460

          The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2009 and 2008 are shown below (in thousands):

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,956	$43	$(6)	$15,993
After one year	—	—	—	—

	$15,956	$43	$(6)	$15,993

	December 31, 2008
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,641	$106	$(580)	$15,167
After one year through two years	2,267	30	(4)	2,293

	$17,908	$136	$(584)	$17,460

          Included in the Company’s securities portfolio as of December 31, 2008 was an American General Finance Corporation, a subsidiary of American International Group, Inc. (AIG), corporate bond which had an unrealized loss position of $0.6 million. This security matured on August 15, 2009 at par value.
          As of December 31, 2009, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included, but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security has been in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2009 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of December 31, 2009 have been in an unrealized loss position for greater than one year.
3. Fair Value Measurements
          As of December 31, 2009, the Company has $20.1 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 12 months with an overall average time to maturity of 5.1 months. The Company has the ability to liquidate these investments without restriction or penalty.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:
          Level 1 Inputs — Quoted prices for identical instruments in active markets.
          Level 2 Inputs — Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.
          Level 3 Inputs — Unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.
          The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company determines fair value for the common stock warrants with Level 3 inputs through a Black-Scholes pricing model.
          The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$2,101	$2,101	$—	$—
Commercial paper	3,199	—	3,199	—
Municipal bonds	1,026	—	1,026	—
U.S. treasury notes	2,047	—	2,047	—
U.S. government sponsored enterprise securities	9,130	—	9,130	—
Corporate debt securities	2,599	—	2,599	—

Total financial assets	$20,102	$2,101	$18,001	$—

Liabilities:
Common stock warrants	$3,897	$—	$—	$3,897

Total financial liabilities	$3,897	$—	$—	$3,897

          As of December 31, 2009, the Company has a $3.9 million common stock warrant liability. This liability is associated with warrants to purchase 2.9 million shares of common stock, issued in connection with the Company’s common stock offering, which closed in June 2009. See additional information related to the forms of these warrants at Note 5.
          The Company initially assessed the fair value of the warrants on June 3, 2009, the date of their issuance, at $3.7 million. The Company reassesses the fair value of the warrants at each reporting date utilizing a Black-Scholes pricing model. As of June 3, 2009, inputs used in the Black Scholes pricing model included a dividend yield of 0%, expected volatility of 88.79%, risk-free interest rate of 2.54% and expected life of approximately five years. As of December 31, 2009, inputs used in the Black-Scholes pricing model included a dividend yield of 0%, expected volatility of 93.82%, risk-free interest rate of 2.69% and expected life of approximately 4.4 years. As a result of this calculation, the Company recorded a loss of $0.2 million for the year ended December 31, 2009. The loss is reflected in the Company’s consolidated statement of operations as a component of other income (expense), net.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

As of December 31,
2009
Description
Beginning balance	$—
Purchases, issuances, and settlements	3,746
Realized loss included in net loss	151

Ending balance	$3,897

4. Property and Equipment
          Property and equipment consist of the following (in thousands):

	As of December 31,
	2009	2008
Furniture and fixtures	$41	$69
Equipment	3,914	5,412
Computers and software	1,399	1,798
Leasehold improvements	30	1,833

	5,384	9,112
Less accumulated depreciation and amortization	(4,758)	(7,636)

	$626	$1,476

          Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2009, 2008 and 2007 was $0.9 million, $1.1 million and $1.4 million, respectively.
5. Equity Financing
          On June 3, 2009, the Company sold 8.4 million shares of common stock and warrants to purchase 2.9 million shares of common stock to institutional investors for gross proceeds of approximately $17.5 million. The shares of common stock and the warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock, at a purchase price of $2.09375 per unit. Each warrant has an exercise price of $2.75 per share, is exercisable 6 months after issuance and will expire five years from the date of issuance. The Company agreed to pay the Placement Agent, Cowen & Company, LLC, a fee equal to 6% of the gross proceeds from the offering of common stock and common stock warrants in the offering, and to reimburse it for legal and other expenses, not to exceed $100,000. The net proceeds related to this transaction were approximately $16.0 million.
          The warrants included in this transaction contain a “fundamental change” provision, which may in certain circumstances allow the common stock warrants to be redeemed for cash at an amount equal to the Black-Scholes Value, as defined in the warrants. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay cash to the warrant holder in certain circumstances as defined in the warrants. Accordingly, the common stock warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). See a discussion on the fair value of the common stock warrants at Note 3.
6. Restructuring
          On June 3, 2009, the Company initiated a strategic restructuring to focus its operations on the development of ANA598, in particular a Phase II study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in the Company’s workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009. The Company incurred a cash charge of $1.3 million for the year ended December 31, 2009, which is included in operating expenses, for cash severance, benefits and outplacement services in connection with the workforce reduction. In addition, the Company incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the strategic restructuring.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a rollforward of the Company’s restructuring liability (in thousands):

As of December 31,
2009
Description
Beginning balance	$—
Additions	1,283
Severance payments	(1,231)

Ending balance	$52

          The Company expects that the restructuring liability of $0.1 million at December 31, 2009 to be utilized during 2010.
7. Other Balance Sheet Captions

	As of December 31,
	2009	2008
Prepaid expenses and other current assets consist of the following (in thousands):
Tenant deposit on former facility	$—	$1,260
Prepaid insurance	208	193
Interest receivable	138	278
Other prepaid expenses	213	471

	$559	$2,202

          The tenant deposit on the Company’s former facility was collected in September 2009.

	As of December 31,
	2009	2008
Other assets consist of the following (in thousands):
Note receivable	$30	$60
Tenant deposit on current facility	30	—

	$60	$60

	As of December 31,
	2009	2008
Accrued expenses consist of the following (in thousands):
Accrued personnel costs	$320	$344
Accrued employee bonus	988	1,347
Accrued drug development	508	2,110
Accrued legal and patent costs	243	198
Accrued facility costs	20	124
Accrued severance costs	52	—
Other accrued expenses	512	700

	$2,643	$4,823

8. Commitments and Contingencies
          On June 18, 2009, the Company entered into a Sublease Agreement with Phenomix Corporation for the lease of approximately 14,000 square feet of office and laboratory space in which the Company is conducting its ongoing operations. Each month during the approximate 19.5 month term of the lease which commenced on July 9, 2009, the Company is required to remit base rent of $0.03 million. The lease also provides for additional payments, including a $0.03 million security deposit, common area maintenance charges, taxes, maintenance and utilities. This leased space, located in San Diego, California, replaced the Company’s former headquarters and research and development facility in which the Company occupied approximately 40,000 square feet under a lease that expired on August 1, 2009. Gross rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1.4 million, $2.1 million and $2.0 million, respectively.
          Future minimum lease payments under equipment and facility leases are as follows as of December 31, 2009 (in thousands):

2010	$358
2011	30

$388

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Collaboration and License Agreements
          Novartis International Pharmaceutical Ltd.
          During 2007, the Company and Novartis decided to discontinue the development of ANA975. As a result, during 2007 the Company recognized $21.0 million of previously deferred revenue. No revenue was recognized under the Novartis collaboration in 2008 or 2009.
          During the years ended December 31, 2008, and 2007, the Company recorded $0.05 million and $0.5 million as offsets to research and development expense, which represent Novartis’ share of ANA975 expenses incurred by the Company. The Company did not record an offset to research and development expense during the year ended December 31, 2009.
10. Stockholders’ Equity
          Warrants
          As of December 31, 2009, the Company had outstanding warrants to purchase 2.9 million shares of common stock with an average exercise price of $2.78. These warrants expire at various times between December 17, 2012 and June 3, 2014. See additional information related to the warrants at Note 5.
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
          During March 2004 upon the effectiveness of the Company’s initial public offering (IPO), the 2004 Equity Incentive Plan (the 2004 Plan) was adopted. The initial share reserve under the 2004 Plan was equal to the number of shares of common stock reserved under the 2002 Plan that remained available for future stock awards upon the effectiveness of the IPO. Options granted under the 2002 Plan continue to be governed by the provisions of the 2002 Plan. On October 30, 2009, the Company registered an additional 1,000,000 shares for issuance under the 2004 Plan in accordance with the provisions of the 2004 Plan. The total number of shares which remain available for grant under the 2004 Plan is 609,295 shares at December 31, 2009. The options are exercisable at various dates and will expire no more than ten years from their date of grant, or in the case of certain non-qualified options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.
          Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. On October 30, 2009, the Company registered an additional 186,549 shares for issuance under the NEDSOP Plan in accordance with the provisions of the NEDSOP Plan. The total number of shares which remain available for grant under the NEDSOP Plan is 325,512 shares at December 31, 2009. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.
          In connection with the hiring of certain executive officers during 2006, the Compensation Committee of the Company’s Board of Directors approved inducement grants of non-qualified stock options to purchase shares of Anadys’ Common Stock. The total number of shares which remain outstanding under the inducement grants is 342,975 shares at December 31, 2009. These option awards were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Although these options were granted outside the 2004 Plan, they are subject to substantially identical terms and conditions as those contained in the 2004 Plan.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table summarizes information about stock options outstanding under the 2002 Plan, 2004 Plan, the NEDSOP Plan and inducement grants as of December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$1.48-$2.24	1,826,018	8.24	$2.00	561,712	$1.93
$2.25-$2.42	1,814,223	8.09	$2.36	757,453	$2.30
$2.68-$3.00	1,508,828	4.13	$2.92	1,401,613	$2.93
$3.46-$8.16	1,797,514	5.26	$5.98	1,678,639	$6.09
$8.37-$15.61	213,428	4.70	$11.48	211,868	$11.45

	7,160,011			4,611,285

          A summary of the Company’s stock option activity and related information is as follows:

		Weighted	Weighted-Average	Aggregate Intrinsic
	Options	Average	Remaining	Value
	Outstanding	Exercise Price	Contractual Term	(in thousands)
Balance at December 31, 2006	5,047,180	$5.77
Granted	2,005,875	2.59
Exercised	(30,192)	2.95
Cancelled	(1,475,036)	6.52

Balance at December 31, 2007	5,547,827	$4.44
Granted	1,508,493	2.07
Exercised	(36,567)	2.90
Cancelled	(474,387)	5.47

Balance at December 31, 2008	6,545,366	$3.83
Granted	1,359,736	2.34
Exercised	(84,465)	2.74
Cancelled	(660,626)	4.34

Balance at December 31, 2009	7,160,011	$3.57	6.48	$364

Exercisable at December 31, 2009	4,611,285	$4.25	5.06	$144

          The total intrinsic value of options exercised during the year ended December 31, 2009 was $0.2 million determined as of the date of exercise. There was no material intrinsic value for options exercised during the year ended December 31, 2008. The total intrinsic value of options exercised during the year ended December 31, 2007 was $0.05 million determined as of the date of exercise. The Company settles employee stock option exercises with newly issued common shares.
          The Company granted 15,000 stock options to non-employees for the year ended December 31, 2009. The Company did not grant any stock options to non-employees for the years ended December 31, 2008 and 2007. Compensation expense related to non-employee stock option grants was $0.1 million, $0.01 million and $0.05 million for the years ended December 31, 2009, 2008 and 2007, respectively.
          Share-Based Compensation
          The Company is required to record share-based compensation as components of either research and development expense or general and administrative expense. The Company has reported the following amounts of share-based compensation expense in the consolidated Statements of Operations (in thousands, except per share data):

	For the years ended December 31,
	2009	2008	2007
Research and development expense	$1,354	$1,271	$2,463
General and administrative expense	1,361	1,492	1,650

Total share-based compensation expense	$2,715	$2,763	$4,113

Net share-based compensation expense, per common share basic and diluted	$0.08	$0.10	$0.14

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Included in the research and development expense and general and administrative expense for the year ended December 31, 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense related to the modification of stock options for employees included in the June 2009 reduction in workforce.
          As of December 31, 2009, there was an additional $3.1 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.54 years.
          The fair value of options granted to employees and directors was estimated at the date of grant using a Black-Scholes pricing model with the weighted-average assumptions stated below.

	For the years ended December 31,
	2009	2008	2007
Risk-free interest rate	2.20%	2.45%	4.20%
Dividend yield	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	80%	71%	70%
Weighted-average expected life of option (years)	5.94	5.76	5.60
          The estimated weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $1.62, $1.31 and $1.67, respectively.
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
          Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary.
          Employee Stock Purchase Plan
          Under the Company’s 2004 Employee Stock Purchase Plan (Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s wages) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. This purchase discount is significant enough to be considered compensatory. As a result, the Company recorded $0.2 million, $0.2 million and $0.04 million in share-based compensation related to the Purchase Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 2009, 2008 and 2007, 82,729 shares, 83,248 shares and 70,558 shares of common stock were issued under the Purchase Plan, respectively. The weighted-average fair value of employee stock Purchase Plan purchases was $1.85, $1.84 and $2.38 per share for 2009, 2008 and 2007, respectively.
          Shares Reserved for Issuance
          Shares of common stock reserved for future issuance as of December 31, 2009 are as follows:

December 31, 2009
Warrants	2,944,234
Employee Stock Purchase Plan	1,041,054

Stock options under the Company’s Plans:
Granted and outstanding	7,160,011
Reserved for future issuance	936,376

8,096,387

11. Income Taxes
          As of December 31, 2009 and 2008, the Company has not recorded any uncertain tax benefits.
          Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $91.0 million and $80.5 million has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold, as of December 31, 2009 and 2008, respectively.

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$52,972	$46,681
Research and development credits	5,574	4,663
Non-qualified stock options	4,914	3,844
Capitalized research and development expense	27,415	25,058
Accruals	98	248
Other	33	30

Total deferred tax assets	91,006	80,524
Valuation allowance for deferred tax assets	(90,991)	(80,524)

Net deferred taxes	$15	$—

Deferred tax liabilities:
Unrealized gain (loss) on securities available-for-sale	(15)	—

Total deferred tax liabilities	(15)	—

Net deferred taxes	$—	$—

          As of December 31, 2009 the Company had federal and state tax net operating loss (NOL) carryforwards of approximately $133.5 million and $109.5 million, respectively. Approximately $4.1 million of the federal loss carryforwards will begin expiring in 2010 and approximately $5.8 million of the state loss carryforwards will begin expiring in 2011, unless previously utilized. The Company also has federal and state research tax credit (R&D credit) carryforwards of approximately $2.2 million and $5.2 million respectively. The federal research credits will begin expiring in 2027 unless previously utilized. The state research credits do not expire.
          Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain shareholders or public groups in the stock of the corporation by

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
more than 50 percentage points over a three-year period. During 2007, the Company completed an analysis of Section 382 and has determined that, as of December 31, 2009 and 2008, approximately $14.8 million and $16.0 million, respectively, of the deferred tax assets related to NOL and credit carryforwards will expire unused and, accordingly, the Company has removed such assets from its deferred tax assets with a corresponding reduction to its valuation allowance. During 2009, the Company completed an initial analysis of Section 382 and, based on this analysis, the Company believes that an ownership change, as defined in Section 382, has occurred during 2009 and, therefore, its NOL and R&D credit carryforwards and other deferred tax assets will be subject to annual limitations in future periods. As of the date of the filing of this Annual Report on Form 10-K, a final determination of the annual limitations has not been determined and, therefore, the Company’s deferred tax assets related to its NOLs and R&D credit carryforwards have not been reduced for the limitations associated with the change in ownership which occurred during 2009. There may be additional limitations imposed on the Company’s ability to fully utilize its remaining deferred tax assets due to future ownership changes. Any amounts that are determined by the Company to expire prior to their utilization due to such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
          The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009, the Company did not record any interest or penalties.
          The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2009, 2008 and 2007, due to the following (in thousands):

	2009	2008	2007
Federal income taxes at 35%	$(9,547)	$(11,341)	$(3,210)
State income taxes, net of federal benefit	(1,566)	(1,748)	(383)
Tax effect on non-deductible expenses and credits	(980)	(567)	(792)
Increase in valuation allowance	10,467	12,940	(11,033)
Expiration of net operating loss carryforwards	1,426	703	—
Other	200	13	2
Adjustment for Section 382 limitation	—	—	15,416

	$—	$—	$—

          The tax years 1993 to 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject, as tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward.
12. Savings Plan
          The Company has a retirement savings plan for all employees, subject to certain age requirements, pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions up to 6% of eligible compensation. Employer contributions were $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.
13. Unaudited Quarterly Results of Operations
          The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.

	First	Second	Third	Fourth
Fiscal year 2009	Quarter	Quarter	Quarter	Quarter
		(in thousands, except net loss per share)
Revenues	$—	$—	$—	$—
Net loss	(8,759)	(6,530)	(7,732)	(4,257)
Net loss per share, basic and diluted	(0.30)	(0.21)	(0.21)	(0.11)

	First	Second	Third	Fourth
Fiscal year 2008	Quarter	Quarter	Quarter	Quarter
		(in thousands, except net loss per share)
Revenues	$—	$—	$—	$—
Net loss	(7,444)	(7,092)	(9,349)	(8,517)
Net loss per share, basic and diluted	(0.26)	(0.25)	(0.32)	(0.30)