Form 10-Q
period 2010-03-31
ANADYS PHARMACEUTICALS INC
filed 2010-04-28
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
           (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
The number of shares of common stock outstanding as of the close of business on April 23, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	37,350,731

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$2,950	$4,497
Securities available-for-sale	11,912	15,993
Prepaid expenses and other current assets	655	559

Total current assets	15,517	21,049

Property and equipment, net	528	626
Other assets	30	60

Total assets	$16,075	$21,735

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$2,515	$3,383
Common stock warrant liability	4,790	3,897

Total current liabilities	7,305	7,280

Other long-term liabilities	23	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2010 and December 31, 2009; 37,342,057 and 37,341,957 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	37	37
Additional paid-in capital	298,225	297,687
Accumulated other comprehensive gain	20	37
Accumulated deficit	(289,535)	(283,332)

Total stockholders’ equity	8,747	14,429

Total liabilities and stockholders’ equity	$16,075	$21,735

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2009, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2010	2009
Expenses:

Research and development	$3,721	$6,876
General and administrative	1,642	2,055

Total operating expenses	5,363	8,931

Interest income and other, net	53	172
Loss from valuation of common stock warrant liability	(893)	—

Total other income (expense), net	(840)	172

Net loss	$(6,203)	$(8,759)

Net loss per share, basic and diluted	$(0.17)	$(0.30)

Shares used in calculating net loss per share, basic and diluted	37,342	28,838

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(6,203)	$(8,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	293
Share-based compensation expense	538	684
Rent expense related to warrants issued in connection with operating lease for our former facility	—	13
Loss on valuation of common stock warrant liability issued in connection with equity financing	893	—
Gain from the sale of disposal of property and equipment	(6)	—
Amortization of premium/discount on securities available-for-sale	95	37
Changes in operating assets and liabilities:
Other assets	30	—
Prepaid expenses and other current assets	(96)	107
Accounts payable and accrued expenses	(868)	553
Deferred rent	—	(142)
Other current and long-term liabilities	(3)	(2)

Net cash used in operating activities	(5,515)	(7,216)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(2,231)	(1,999)
Proceeds from sale and maturity of securities available-for-sale	6,200	3,283
Purchases of property and equipment	(7)	—
Proceeds from the sale of property and equipment	6	—

Net cash provided by investing activities	3,968	1,284

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	168

Net cash provided by financing activities	—	168

Net decrease in cash and cash equivalents	(1,547)	(5,764)
Cash and cash equivalents at beginning of period	4,497	10,476

Cash and cash equivalents at end of period	$2,950	$4,712

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized loss on securities available-for-sale	$(17)	$(6)
See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
          Organization and Business
          The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for the fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
          Use of Estimates
          The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Actual results may differ from these estimates under different assumptions or conditions.
          Securities Available-for-Sale
          Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income in the Statements of Operations. The cost of securities sold is based on the specific-identification method. The Company views its available-for-sale securities as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.
          Subsequent Events
          The Company evaluated all events or transactions that occurred after the balance sheet date of March 31, 2010 through the date it issued these financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.
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

	As of March 31,
	2010	2009
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	7,073	6,368
Common stock warrants	2,944	19

	10,017	6,387

          The increase in common stock warrants as of March 31, 2010, is the result of the issuance of 2.9 million common stock warrants to institutional investors in conjunction with the Company’s equity financing in June 2009.
3. Comprehensive Loss
          Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(6,203)	$(8,759)
Unrealized loss on securities available-for-sale	(17)	(6)

Comprehensive loss	$(6,220)	$(8,765)

4. Share-Based Payment
          Share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes pricing model and is recognized as expense on a straight-line basis over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors based on the fair value of the options issued using the Black-Scholes pricing model and is periodically re-measured as the underlying options vest.
          A summary of the Company’s stock options and related information as of March 31, 2010 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at March 31, 2010	7,073	$3.54	6.25	$1,269

Exercisable at March 31, 2010	4,823	$4.12	5.03	$589

          The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Research and development expense	$250	$328
General and administrative expense	288	356

Total share-based compensation expense	$538	$684

Net share-based compensation expense, per common share basic and diluted	$0.01	$0.02

          As of March 31, 2010, there was an additional $2.6 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.42 years.

          There were no options granted during the three months ended March 31, 2010 or March 31, 2009.
          Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
5. Securities Available-for-Sale
          Securities available-for-sale consisted of the following as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$1,600	$—	$—	$1,600
Municipal bonds	1,012	—	—	1,012
U.S. treasury notes	2,029	—	—	2,029
U.S. government sponsored enterprise securities	5,087	3	(1)	5,089
Corporate debt securities	2,164	19	(1)	2,182

	$11,892	$22	$(2)	$11,912

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$2,199	$—	$—	$2,199
Municipal bonds	1,026	—	—	1,026
U.S. treasury notes	2,048	—	(1)	2,047
U.S. government sponsored enterprise securities	9,127	8	(5)	9,130
Corporate debt securities	1,556	35	—	1,591

	$15,956	$43	$(6)	$15,993

          The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of March 31, 2010 and December 31, 2009 are shown below (in thousands):

	March 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$11,892	$22	$(2)	$11,912
After one year	—	—	—	—

	$11,892	$22	$(2)	$11,912

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,956	$43	$(6)	$15,993
After one year	—	—	—	—

	$15,956	$43	$(6)	$15,993

          As of March 31, 2010, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity. No other-than-temporary impairments were identified as of March 31, 2010 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of March 31, 2010 have been in an unrealized loss position for greater than one year.

6. Fair Value Disclosures
          As of March 31, 2010, the Company has $14.7 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 9.1 months with an overall average time to maturity of 3.1 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company determines fair value for the common stock warrants with Level 3 inputs through a Black-Scholes pricing model.
          There have been no transfers of assets or liabilities between the fair value measurement classifications.
          The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$364	$364	$—	$—
Commercial paper	2,999	—	2,999	—
Municipal bonds	1,012	—	1,012	—
U.S. treasury notes	2,029	—	2,029	—
U.S. government sponsored enterprise securities	6,094	—	6,094	—
Corporate debt securities	2,182	—	2,182	—

Total financial assets	$14,680	$364	$14,316	$—

Liabilities:
Common stock warrants	$4,790	$—	$—	$4,790

Total financial liabilities	$4,790	$—	$—	$4,790

          As of March 31, 2010, the Company has a $4.8 million common stock warrant liability. This liability is associated with warrants to purchase 2.9 million shares of common stock, issued in connection with the Company’s common stock offering, which closed in June 2009.
          The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. As of December 31, 2009, inputs used in the Black-Scholes pricing model included a dividend yield of 0%, expected volatility of 93.82%, risk-free interest rate of 2.69% and expected life of approximately 4.4 years. As of March 31, 2010, inputs used in the Black-Scholes pricing model included a dividend yield of 0%, expected volatility of 94.16%, risk-free interest rate of 2.08% and expected life of approximately 4.2 years. As a result of this calculation, the Company recorded a loss of $0.9 million for the three months ended March 31, 2010. The loss is reflected in the Company’s unaudited condensed consolidated Statement of Operations as a component of other income (expense), net.
          The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Three months ended
March 31, 2010
Description
Beginning balance	$3,897
Purchases, issuances, and settlements	—
Realized loss included in net loss	893

Ending balance	$4,790

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2009 included with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2010. Operating results are not necessarily indicative of results that may occur in future periods.
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
Background
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
Recent Developments
     On April 15, 2010 we presented data from our ongoing ANA598 Phase II combination study at the 45th Annual Meeting of the European Association for the Study of the Liver (EASL). Specifically, we reported positive preliminary antiviral response and safety results through week eight from the second dose cohort (400 mg bid) and updated control group response data. 72% of patients receiving ANA598 at 400 mg bid in combination with SOC achieved undetectable levels of virus (<15 IU/ml) at week eight, compared to 38% of patients receiving placebo plus SOC. The incidence of adverse events was similar between the active and control groups, with reported adverse events being typical for patients treated with interferon and ribavirin.
     We have recently concluded dosing patients at 400 mg bid through 12 weeks and expect to release 12 week data from this dose cohort in the latter half of May 2010.
     We have incurred significant operating losses since our inception and, as of March 31, 2010, our accumulated deficit was $289.5 million. We expect to incur substantial losses for at least the next several years as we:
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
Results of Operations
Three Months Ended March 31, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $3.7 million for the three months ended March 31, 2010 compared to $6.9 million for the three months ended March 31, 2009. The $3.2 million decrease was primarily attributable to a $1.0 million decrease in ANA598 development costs, a $1.4 million decrease in ANA773 development costs and, to a lesser extent, cost savings associated with our strategic restructuring completed in 2009. During the three months ended March 31, 2010, our development costs associated with ANA598 were primarily associated with our Phase II study of ANA598 in combination with pegylated interferon alpha and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. During the three months ended March 31, 2009, development costs for ANA598 were primarily associated with our completed Phase Ib clinical trial which was initiated during September 2008, our 14-day healthy volunteer study which was initiated in February 2009 and our then on-going long-term chronic toxicology studies which were initiated during September 2008. Our ANA773 development costs during the three months ended March 31, 2009 were primarily driven by our then on-going Phase I clinical trial for the treatment of HCV. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.2 and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.
     The following summarizes our research and development expenses for the three months ended March 31, 2010 and 2009. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended March 31,
	2010	2009
	(In thousands)
ANA598	$2,803	$3,813
ANA773 - HCV	36	985
ANA773 - Oncology	29	501
Infrastructure, support personnel and other	603	1,249
Non-cash employee and non-employee share-based compensation	250	328

Total research and development expense	$3,721	$6,876

     General and Administrative Expenses. General and administrative expenses were $1.6 million for the three months ended March 31, 2010 compared to $2.1 million for the three months ended March 31, 2009. The $0.5 million decrease primarily resulted from cost savings associated with the strategic restructuring completed in 2009. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.
     Interest Income and Other, net. Interest income and other, net was $0.1 million for the three months ended March 31, 2010 compared to $0.2 million for the three months ended March 31, 2009. The $0.1 million decrease in our interest income and other from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in our interest income from the three months ended March 31, 2009 to the three months ended March 31, 2010 was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Common Stock Warrant Liability. Non-operating expense associated with the increase in common stock warrant liability was $0.9 million for the three months ended March 31, 2010. This represents the increase in the fair value of the warrants from December 31, 2009 to March 31, 2010. The fair value was calculated using the Black-Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our March 31, 2010 cash, cash equivalents and securities available-for-sale balance was $14.9 million. Our cash, cash equivalents and securities available-for sale decreased by $5.6 million from December 31, 2009 to March 31, 2010. The decrease in cash, cash equivalents and securities available-for-sale is the result of year-to-date cash utilization to fund our operations, including external expenditures associated with our Phase II combination study of ANA598. We expect to continue to fund our operations over the next several quarters utilizing our cash, cash equivalents and securities available-for-sale. We will need to seek additional funding in order to conduct future development activities beyond completion of the current Phase II combination study of ANA598. Cash to conduct such future development activities will most likely have to be obtained from one of the following sources: a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing.
     We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months. We expect external expenditures associated with our on-going ANA598 Phase II combination study to decrease significantly during the second half of 2010.
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
Investment Portfolio
     As of March 31, 2010, the Company has $14.7 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 9.1 months with an overall average time to maturity of 3.1 months. We have the ability to liquidate these marketable securities without restriction. As of March 31, 2010, we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
Fair Value Inputs
     Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset. We value our marketable securities by using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of securities valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include U.S. government sponsored enterprise securities, municipal bonds, U.S. treasury notes and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels. The fair value of the common stock warrants, which may potentially be settled with cash and are therefore treated as a liability, is estimated using the Black-Scholes pricing model.
Off-Balance Sheet Arrangements
     As of March 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not hold any foreign currency or other derivative financial instruments.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.
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
     Our near and long-term viability will depend in part on our ability to successfully establish strategic transactions with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to pursue the development of ANA598 beyond the current Phase II combination study or advance the development of ANA773, we either will need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development of these programs. If we fail to establish collaborations or licensing arrangements on acceptable terms, we may need to forego the future development of one or both of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of milestone, sales or royalty revenue.
     More specifically, we are currently pursuing discussions with certain biotechnology and pharmaceutical companies regarding a potential transaction around ANA598. In addition, we may seek outlicensing opportunities as a way to potentially continue advancing the development of ANA773. However, there is no guarantee that we will enter into a transaction around ANA598 or ANA773 on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position, their internal portfolio dynamics, or for any other reason. Further, depending on the availability of any potential transaction, or the offered terms of a transaction, if available, we could choose to pursue an alternative strategy of continuing the development of ANA598 on our own. This would require raising additional funds, most likely through the equity markets. However, there is no guarantee that we would be able to sell equity securities at an attractive price, if at all, and there is no guarantee that this alternative would turn out to be more favorable than a potential transaction. Furthermore, if we postpone a transaction around ANA598 until we have additional data, we and our stockholders will bear the risk that ANA598 will fail prior to any future potential transaction.
     *In order to advance ANA598 into Phase IIb development, we will require additional funds and we may not be able to obtain such funds.
     Prior to advancing ANA598 into Phase IIb development, we will need to obtain additional funds. However, we may not be successful in obtaining such funds. Potential sources of additional funds include a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing. We cannot be sure that additional funding will be available or that such funding will be obtained on terms favorable to us or our stockholders.

     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our March 31, 2010 cash, cash equivalents and marketable securities balance was $14.9 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to conduct future development activities beyond completion of the current Phase II combination study of ANA598. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or both of our development programs.
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
     We have incurred net losses since our incorporation in 1992, and through March 31, 2010 we have an accumulated deficit of $289.5 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We would need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, over time, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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

     *Future results of our ongoing ANA598 Phase II combination study and results of future trials may not be as favorable as results we have seen to date.
     To date, we have seen positive preliminary antiviral response and safety data in our ongoing Phase II combination study in which ANA598 is being dosed for 12 weeks in combination with pegylated interferon and ribavirin, including data through 12 weeks for the 200 mg bid dose cohort and data through eight weeks for the 400 mg dose cohort. However, there is no guarantee that future data from the study, including data through 12 weeks for the 400 mg dose cohort, will be as favorable, or viewed as favorably, as the data received to date. Furthermore, as part of the study design for this trial, we will be following patients for 24 weeks after stopping therapy to determine the rate of patients who maintain undetectable levels of virus as of such date, referred to as achieving a Sustained Virological Response, or SVR. However, the overall number of patients in this study is small, and therefore it may be difficult to assess the true impact of ANA598 based on limited SVR data. If the SVR rates from this small study are less than hoped for, or do not meet your, analysts’, potential collaborators’ or others’ expectations, the perception of the value of ANA598 could be harmed, causing our stock price to suffer.
     More generally, it remains unknown whether the favorable antiviral response we have seen to date with ANA598 will provide sustained benefit resulting in improved SVR rates in larger studies. If the results of future ANA598 studies do not show improved SVR rates over pegylated interferon and ribavirin alone, then the prospects for developing ANA598 as a competitive component of future HCV treatment could be limited.
     *We intend to develop ANA598 as a component of combination treatments, which presents additional challenges to the drug development process.
     We are developing ANA598 as a potential component of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which could require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. An important element of development for an agent such as ANA598 will be to test the agent in combination with one or more other direct antivirals. In order for us to pursue this development strategy, we will need to engage the interest of other biopharmaceutical or pharmaceutical companies, since we do not have another direct antiviral to combine with ANA598. Our ability to engage this interest will be impacted by other companies’ internal HCV portfolio dynamics, with such dynamics influencing the companies’ perceived attractiveness of combining with an agent such as ANA598. For those companies that have a desire to combine with an agent such as ANA598, we will be dependent on their perception of the profile of ANA598. If they do not view the profile of ANA598 as favorably as we do, or if they establish other criteria for combination that we have not yet satisfied with ANA598, we could experience difficulties or delays in pursuing such combination trials. For example, within the HCV community to date there has been an emphasis on the genetic barrier to resistance of antiviral agents (leading one to conclude that the administration of non-nucleosides is more likely to result in resistance than the administration of other types of direct acting antivirals in development for HCV (including protease inhibitors and nucleoside polymerase inhibitors) due to the lower genetic barrier of resistance to non-nucleosides relative to these other types of compounds). Only more recently has there been an appreciation of the importance of a pharmacological barrier to resistance, which ANA598 has exhibited thus far in the ongoing Phase II combination study. Depending on other companies’ perception of this issue, we could experience less enthusiasm for ANA598 as a combination partner. If we are unable to optimize the development of ANA598, our business prospects could be harmed, causing our stock price to suffer.
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
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg- Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Merck, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Zalbin/Joulferon (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals, Janssen Pharmaceutica (Johnson & Johnson) and Mitsubishi Tanabe Pharma, boceprevir, MK-7009 and narlaprevir, in development by Merck, RG7227, in development by Intermune and Roche, TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir, BI-201335 in development by Boehringer Ingelheim, RG7128 in development by Roche and Pharmasset and BMS-790052 in development by Bristol – Myers Squibb.
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
     *If we cannot establish pricing of our product candidates acceptable to the government, insurance companies, managed care organizations and other payors, any product sales will be severely hindered.
     The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect:
•	our ability to set a price we believe is fair for any products we or our collaborators may develop;

•	our ability to generate adequate revenues and gross margins; and

•	the availability of capital.
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, comprehensive health care reform legislation was recently enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals, which may result in lower prices for our product candidates. We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect the recently enacted federal health care reform legislation or any such additional legislation or regulation would have on our business.
     *If we cannot arrange for reimbursement policies favorable to our product candidates, their sales will be severely hindered.
     Our ability to commercialize ANA598 or any other product candidate successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of ANA598 or any other product and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV. Also, the trend toward managed health care in the United States as well as the comprehensive health care reform legislation recently enacted by the Federal government could result in exclusion of our product candidates from reimbursement programs such as Medicare and Medicaid. The cost containment measures that health care payors and providers are instituting and the effect of the comprehensive health care reform legislation recently enacted by the Federal government could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.
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
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of ANA598, ANA773 and our other product candidates, including results of preclinical studies and clinical trials and changes in regulatory status;

•	our execution of collaborative, licensing or other arrangements and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.
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

Date: April 27, 2010	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
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