Form 10-Q
period 2010-06-30
ANADYS PHARMACEUTICALS INC
filed 2010-07-30
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
           (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of the close of business on July 26, 2010:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	43,214,377

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$9,439	$4,497
Securities available-for-sale	12,704	15,993
Prepaid expenses and other current assets	999	559

Total current assets	23,142	21,049

Property and equipment, net	423	626
Other assets	—	60

Total assets	$23,565	$21,735

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$2,739	$3,383
Common stock warrant liability	3,143	3,897

Total current liabilities	5,882	7,280

Other long-term liabilities	20	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2010 and December 31, 2009; 43,214,377 and 37,341,957 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	43	37
Additional paid-in capital	310,128	297,687
Accumulated other comprehensive gain	4	37
Accumulated deficit	(292,512)	(283,332)

Total stockholders’ equity	17,663	14,429

Total liabilities and stockholders’ equity	$23,565	$21,735

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2009, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expenses:

Research and development	$3,064	$4,648	$6,785	$11,524
General and administrative	1,599	2,532	3,241	4,587

Total operating expenses	4,663	7,180	10,026	16,111

Interest income and other, net	39	210	92	381
Gain from valuation of common stock warrant liability	1,647	440	754	440

Total other income, net	1,686	650	846	821

Net loss	$(2,977)	$(6,530)	$(9,180)	$(15,290)

Net loss per share, basic and diluted	$(0.08)	$(0.21)	$(0.24)	$(0.51)

Shares used in calculating net loss per share, basic and diluted	39,288	31,493	38,320	30,173

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(9,180)	$(15,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	573
Share-based compensation expense	963	1,746
Rent expense related to warrants issued in connection with operating lease for our former facility	—	25
Gain on valuation of common stock warrant liability issued in connection with equity financing	(754)	(440)
Gain on disposal of property and equipment	(6)	—
Amortization of premium/discount on securities available-for-sale	175	78
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(440)	(344)
Other assets	60	—
Accounts payable and accrued expenses	(644)	(96)
Deferred rent	—	(290)
Other current and long-term liabilities	(6)	(4)

Net cash used in operating activities	(9,622)	(14,042)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(9,129)	(1,999)
Proceeds from sale and maturity of securities available-for-sale	12,210	7,283
Purchases of property and equipment	(7)	(23)
Proceeds from the sale of property and equipment	6	—

Net cash provided by investing activities	3,080	5,261

Cash Flows from Financing Activities:
Proceeds from the equity financing, net of issuance costs	11,366	16,022
Proceeds from exercise of stock options and employee stock purchase plan	118	326

Net cash provided by financing activities	11,484	16,348

Net increase in cash and cash equivalents	4,942	7,567
Cash and cash equivalents at beginning of period	4,497	10,476

Cash and cash equivalents at end of period	$9,439	$18,043

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain (loss) on securities available-for-sale	$(33)	$479
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
     Subsequent Events
     The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2010 through the date it issued these financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.
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

	As of June 30,
	2010	2009
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	7,122	5,964
Common stock warrants	2,944	2,944

	10,066	8,908

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(2,977)	$(6,530)	$(9,180)	$(15,290)
Unrealized gain (loss) on securities available-for-sale	(16)	485	(33)	479

Comprehensive loss	$(2,993)	$(6,045)	$(9,213)	$(14,811)

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
     A summary of the Company’s stock options and related information as of June 30, 2010 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at June 30, 2010	7,122	$3.52	6.08	$248

Exercisable at June 30, 2010	5,003	$4.05	4.95	$126

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development expense	$187	$616	$436	$944
General and administrative expense	238	446	527	802

Total share-based compensation expense	$425	$1,062	$963	$1,746

Net share-based compensation expense, per common share basic and diluted	$0.01	$0.03	$0.03	$0.06

     Included in the research and development expense and general and administrative expense for the three and six months ended June 30, 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense related to the modification of stock options for employees included in the June 2009 reduction in force.

     As of June 30, 2010, there was an additional $2.3 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.24 years.
     The following assumptions were used to estimate the fair value of options granted for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock Options:
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.56%	73.52%	84.56%	73.52%
Risk-free interest rate	2.42%	1.86%	2.42%	1.86%
Expected life of the option term (in years)	6.09	5.71	6.09	5.71
     Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
5. Securities Available-for-Sale
     Securities available-for-sale consisted of the following as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
U.S. treasury notes	$2,009	$—	$—	$2,009
U.S. government sponsored enterprise securities	7,804	2	—	7,806
Corporate debt securities	2,887	6	(4)	2,889

	$12,700	$8	$(4)	$12,704

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$2,199	$—	$—	$2,199
Municipal bonds	1,026	—	—	1,026
U.S. treasury notes	2,048	—	(1)	2,047
U.S. government sponsored enterprise securities	9,127	8	(5)	9,130
Corporate debt securities	1,556	35	—	1,591

	$15,956	$43	$(6)	$15,993

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of June 30, 2010 and December 31, 2009 are shown below (in thousands):

	June 30, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$12,700	$8	$(4)	$12,704
After one year	—	—	—	—

	$12,700	$8	$(4)	$12,704

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,956	$43	$(6)	$15,993
After one year	—	—	—	—

	$15,956	$43	$(6)	$15,993

     As of June 30, 2010, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarterly periods that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity. No other-than-temporary impairments were identified as of June 30, 2010 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of June 30, 2010 have been in an unrealized loss position for greater than one year.
6. Equity Financing
     On June 1, 2010, the Company sold approximately 5.8 million shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were at a purchase price of $2.15 per share. The Company agreed to pay the Placement Agents, Lazard Capital Markets LLC and Piper Jaffray & Co., an aggregate fee equal to 6.38% of the gross proceeds from the offering of common stock and to provide reimbursement for legal and other expenses, not to exceed $75,000. The net proceeds related to this transaction were approximately $11.4 million.
7. Fair Value Disclosures
     As of June 30, 2010, the Company has $21.8 million of marketable securities consisting of money market funds, commercial paper, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 8.5 months with an overall average time to maturity of 2.8 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Our Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.
     On June 3, 2009, the Company sold approximately 2.9 million common stock warrants to institutional investors. The Company accounts for the common stock warrants which may potentially be settled with cash as a liability. The Company determines fair value for the common stock warrants with Level 3 inputs through a Black-Scholes pricing model.
     There have been no transfers of assets or liabilities between the fair value measurement classifications.
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$1,133	$1,133	$—	$—
Commercial paper	5,999	—	5,999	—
U.S. treasury notes	2,009	—	2,009	—
U.S. government sponsored enterprise securities	9,805	—	9,805	—
Corporate debt securities	2,889	—	2,889	—

Total financial assets	$21,835	$1,133	$20,702	$—

Liabilities:
Common stock warrants	$3,143	$—	$—	$3,143

Total financial liabilities	$3,143	$—	$—	$3,143

     The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at June 30, 2010 and 2009:

	June 30,
	2010	2009
Warrants:
Dividend yield	0.00%	0.00%
Expected volatility	92.17%	88.79%
Risk-free interest rate	1.4%	2.54%
Expected life of the warrant term (in years)	3.9	5.0
     As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $1.6 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. The Company recorded a gain of $0.8 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively. The gains are reflected in the Company’s unaudited condensed consolidated Statement of Operations as a component of other income, net.
     The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three months ended	Six months ended	For the year ended
	June 30, 2010	June 30, 2010	December 31, 2009
Description
Beginning balance	$4,790	$3,897	$—
Purchases, issuances, and settlements	—	—	3,746
Realized gain included in net loss	(1,647)	(754)	151

Ending balance	$3,143	$3,143	$3,897

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Developments
     On July 29, 2010, we announced additional data from our ongoing Phase II combination study in which ANA598 was dosed for 12 weeks in combination with pegylated interferon and ribavirin, after which patients are continuing to receive SOC alone. This data includes data through 36 weeks for the 200 mg bid cohort and through 24 weeks for the 400 mg bid dose cohort. Included in the 36 week data for the 200 mg cohort is data showing that six of six patients who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 12 weeks later (SVR12). The data from the 400 mg bid dose group consists of data for patients who have now completed 24 weeks of treatment — 12 weeks of ANA598 in combination with SOC, followed by an additional 12 weeks of SOC alone. At the 400 mg bid dose level, all 23 patients who had undetectable levels of virus at 12 weeks and continued on SOC for an additional 12 weeks maintained undetectable levels of virus at 24 weeks.
     On June 1, 2010, we completed a “Registered Direct” financing in which we sold approximately 5.8 million shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were sold at a price of $2.15 per share. The net proceeds related to this transaction were approximately $11.4 million. In conjunction with the Registered Direct financing, we announced that we have engaged Lazard Freres & Co. LLC to act as our strategic advisor.

     We have incurred significant operating losses since our inception and, as of June 30, 2010, our accumulated deficit was $292.5 million. We expect to incur substantial losses for at least the next several years as we:
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
Results of Operations
Three Months Ended June 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $3.1 million for the three months ended June 30, 2010 compared to $4.6 million for the three months ended June 30, 2009. The $1.5 million decrease was primarily attributable to a $0.8 million decrease in severance related costs due to our June 2009 strategic restructuring including a $0.3 million decrease in non-cash employee share-based compensation associated with the modification of stock options for employees included in the reduction in force. Also contributing to the decrease in research and development expenses was a $0.5 million decrease in ANA773 development costs and a $0.2 million decrease in facility costs associated with the relocation of our corporate headquarters in July 2009. These items are partially offset by an increase in ANA598 costs of $0.3 million. During the three months ended June 30, 2010, our development costs for ANA598 were primarily associated with our on-going Phase II combination study. The ANA598 development costs during the three months ended June 30, 2009 were primarily associated with our now completed 14-day healthy volunteer study and our now completed long-term chronic toxicology studies. During 2009, we elected to suspend further development of ANA773 in order to focus our resources on ANA598. As such, development costs for ANA773 have decreased significantly during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. ANA773 development costs during the three months ended June 30, 2009 were primarily driven by our now completed Phase I clinical trial for the treatment of HCV. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.2 and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.
     The following summarizes our research and development expenses for the three months ended June 30, 2010 and 2009. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended June 30,
	2010	2009
	(In thousands)
ANA598	2,134	1,839
ANA773 — HCV	27	478
ANA773 — Oncology	50	139
Infrastructure, support personnel and other	666	1,064
Severance related to reduction in force	—	512
Non-cash employee and non-employee share-based compensation	187	616

Total research and development expense	$3,064	$4,648

     General and Administrative Expenses. General and administrative expenses were $1.6 million for the three months ended June 30, 2010 compared to $2.5 million for the three months ended June 30, 2009, a decrease of $0.9 million. Included as a component of our general and administrative expenses for the three months ended June 30, 2009 was $0.6 million in severance related costs due to our June 2009 strategic restructuring including $0.1 million of non-cash employee share-based compensation associated with the modification of stock options for individuals included in the reduction in force . The additional decrease in general and administrative expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010 primarily resulted from personnel cost savings associated with the strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.2 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively.
     Interest Income and Other, net. Interest income and other, net was $0.04 million for the three months ended June 30, 2010 compared to $0.2 million for the three months ended June 30, 2009. The decrease in our interest income and other from the three months ended June 30, 2009 to the three months ended June 30, 2010 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended June 30, 2009 compared to the three months ended June 30, 2010. The decrease in our interest income was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Gain from Valuation of Common Stock Warrant Liability. Gain from valuation of common stock warrant liability was $1.6 million for the three months ended June 30, 2010 compared to $0.4 million for the three months ended June 30, 2009. The gain for the three months ended June 30, 2010 from valuation of common stock warrant liability represents the decrease in the fair value of the warrants from March 31, 2010 to June 30, 2010. The fair value was calculated using the Black-Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Six Months Ended June 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $6.8 million for the six months ended June 30, 2010 compared to $11.5 million for the six months ended June 30, 2009. The $4.7 million decrease was attributable to a $2.0 million decrease in ANA773 development costs, a $0.8 million decrease in severance related costs due to our June 2009 strategic restructuring, including a $0.3 million decrease in non-cash employee share-based compensation associated with the modification of stock options for individuals included in the reduction in force, a $0.7 million decrease in facility costs associated with the relocation of our corporate headquarters in July 2009 and a $0.7 million decrease in ANA598 development costs. During the six months ended June 30, 2010, our development costs associated with ANA598 were primarily associated with our on-going Phase II combination study. The ANA598 development costs during the six months ended June 30, 2009 were primarily associated with our now completed Phase 1b clinical trial, our now completed 14-day healthy volunteer study and our now completed long-term chronic toxicology studies. During 2009, we elected to suspend further development of ANA773 in order to focus our resources on ANA598. As such, development costs associated with ANA773 have decreased significantly during the six months ended June 30, 2010 when compared to the same period in 2009. ANA773 development costs during the six months ended June 30, 2009 were primarily driven by our now completed Phase I clinical trial for the treatment of HCV. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.4 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.
     The following summarizes our research and development expenses for the six months ended June 30, 2010 and 2009. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Six months ended June 30,
	2010	2009
	(In thousands)
ANA598	4,937	5,652
ANA773 — HCV	64	1,462
ANA773 — Oncology	79	640
Infrastructure, support personnel and other	1,269	2,314
Severance related to reduction in force	—	512
Non-cash employee and non-employee share-based compensation	436	944

Total research and development expense	$6,785	$11,524

     General and Administrative Expenses. General and administrative expenses were $3.2 million for the six months ended June 30, 2010 compared to $4.6 million for the six months ended June 30, 2009, a decrease of $1.4 million. Included as a component of our general and administrative expenses for the six months ended June 30, 2009 was $0.6 million in severance related costs due to our June 2009 strategic restructuring including $0.1 million of non-cash employee share-based compensation associated with the modification of stock options for employees included in the reduction in force. The additional decrease in general and administrative expenses from the six months ended June 30, 2009 to the six months ended June 30, 2010 primarily resulted from personnel cost savings associated with the strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the six months ended June 30, 2010 and 2009 was $0.5 million and $0.8 million, respectively.
     Interest Income and Other, net. Interest income and other, net was $0.1 million for the six months ended June 30, 2010 compared to $0.4 million for the six months ended June 30, 2009. The decrease in our interest income and other from the six months ended June 30, 2009 to the six months ended June 30, 2010 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the six months ended June 30, 2009 compared to the six months ended June 30, 2010. The decrease in our interest income was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Gain from Valuation of Common Stock Warrant Liability. Gain from valuation of common stock warrant liability was $0.8 million for the six months ended June 30, 2010 compared to $0.4 million for the six months ended June 30, 2009. The gain for the six months ended June 30, 2010 represents the decrease in the fair value of the warrants from December 31, 2009 to June 30, 2010. The fair value was calculated using the Black-Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our June 30, 2010 cash, cash equivalents and securities available-for-sale balance was $22.1 million. Our cash, cash equivalents and securities available-for sale increased by $1.7 million from December 31, 2009 to June 30, 2010. The increase in cash, cash equivalents and securities available-for-sale is the result of net proceeds of $11.4 million received from our equity financing completed during June 2010 partially offset by the year-to-date cash utilization to fund our operations, including external expenditures associated with our Phase II combination study of ANA598. We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months.
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
Investment Portfolio
     As of June 30, 2010, the Company has $21.8 million of marketable securities consisting of money market funds, commercial paper, U.S. treasury notes, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 8.5 months with an overall average time to maturity of 2.8 months. We have the ability to liquidate these marketable securities without restriction. As of June 30, 2010, we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
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
Off-Balance Sheet Arrangements
     As of June 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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
     Our near and long-term viability will depend in part on our ability to successfully establish transactions with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to advance ANA598 fully through later stage development or to advance the development of ANA773, we either will need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development of these programs. If we fail to establish collaborations or licensing arrangements on acceptable terms, we may need to forego the future development of one or both of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of milestone, sales or royalty revenue.
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
     *Our efforts to identify, evaluate and consummate a strategic transaction may not be successful. If we consummate a strategic transaction or other strategic alternative, there is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.
     We recently announced the engagement of Lazard Frères & Co. LLC as our strategic advisor as we pursue various avenues aimed at value recognition for our stockholders, including a potential sale of the Company and/or selling or licensing our assets, including ANA598. We can provide no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of our stock, or that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In addition, in pursuit of the highest value for shareholders, it is possible that our Board of Directors also could consider alternatives that include a liquidation of our assets and resulting cash distribution per share after payment of outstanding liabilities. In such case, any per-share cash liquidation distribution could be less than the purchase price per share that stockholders may have paid for their Company securities. Further, depending on the availability of any potential transaction, or the offered terms of a transaction, if available, we could choose to pursue an alternative strategy of continuing the development of ANA598 on our own for a period of time. This might require raising additional funds, most likely through the equity markets. However, there is no guarantee that we would be able to sell equity securities at an attractive price, if at all, and there is no guarantee that this alternative would turn out to be more favorable than a potential transaction.
     *In order to advance ANA598 fully through later stage development, we will require additional funds and we may not be able to obtain such funds.
     Prior to advancing ANA598 through completion of later stage development, we will need to obtain additional funds. However, we may not be successful in obtaining such funds. Potential sources of additional funds include a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing. We cannot be sure that additional funding will be available or that such funding will be obtained on terms favorable to us or our stockholders.
     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our June 30, 2010 cash, cash equivalents and marketable securities balance was $22.1 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to advance ANA598 fully through later stage development. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or both of our development programs.
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
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early-stage clinical testing of compounds. Our current product candidates are at only the early stages of clinical trials. ANA598, ANA773 and any other compounds that we may develop, may never be approved for commercial sales. These compounds will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.
     *We expect our net losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net losses since our incorporation in 1992, and through June 30, 2010 we have an accumulated deficit of $292.5 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We would need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result, over time, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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
     To date, we have seen positive preliminary antiviral response and safety data in our ongoing Phase II combination study in which ANA598 was dosed for 12 weeks in combination with pegylated interferon and ribavirin, after which patients continued to receive pegylated interferon and ribavirin. This data includes data through 36 weeks for the 200 mg bid cohort and through 24 weeks for the 400 mg bid dose cohort. Included in the 36 week data for the 200 mg cohort is data showing that six of six patients who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 12 weeks later (SVR12). However, there is no guarantee that future data from the study will be as favorable, or viewed as favorably, as the data received to date. As part of the study design for this trial, we will also be following patients for 24 weeks after stopping therapy to determine the rate of patients who maintain undetectable levels of virus as of such date, referred to as achieving a Sustained Virological Response, or SVR. However, the overall number of patients in this study is small, and therefore it may be difficult to assess the true impact of ANA598 based on limited SVR data. If the SVR rates from this small study are less than hoped for, or do not meet your, analysts’, potential collaborators’ or others’ expectations, the perception of the value of ANA598 could be harmed, causing our stock price to suffer.
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
     *There is no guarantee that in future studies of ANA598, in which ANA598 may be dosed for longer duration in combination with other agents, that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     Although we are currently conducting a Phase II study in which ANA598 was dosed for 12 weeks with current standard of care, it is presently unknown what duration of dosing of ANA598 will be most appropriate when used as a component of combination therapy, and further studies of longer duration may be explored. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
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
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg- Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Merck, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include Zalbin/Joulferon (albinterferon alfa-2b), in development by Human Genome Sciences and Novartis, telaprevir, in development by Vertex Pharmaceuticals, Janssen Pharmaceutica (Johnson & Johnson) and Mitsubishi Tanabe Pharma, boceprevir and MK-7009, in development by Merck, RG7227, in development by Intermune and Roche, TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir, BI-201335 in development by Boehringer Ingelheim, RG7128 in development by Roche and Pharmasset, BMS-790052 in development by Bristol-Myers Squibb, GS-9190 in development by Gilead, and filibuvir in development by Pfizer.
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
     * Our quarterly results may fluctuate significantly, resulting in fluctuations in our stock price.
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

Date: July 30, 2010	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
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