Form 10-Q
period 2010-09-30
ANADYS PHARMACEUTICALS INC
filed 2010-11-09
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
           (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ___________.
COMMISSION FILE NUMBER: 0-50632
ANADYS PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	22-3193172 (I.R.S. EMPLOYER IDENTIFICATION NO.)

5871 Oberlin Drive, Suite 200 San Diego, California (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92121 (ZIP CODE)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of the close of business on November 5, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	57,103,266

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$1,892	$4,497
Securities available-for-sale	17,023	15,993
Prepaid expenses and other current assets	854	559

Total current assets	19,769	21,049

Property and equipment, net	325	626
Other assets	—	60

Total assets	$20,094	$21,735

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$2,751	$3,383
Common stock warrant liability	3,910	3,897

Total current liabilities	6,661	7,280

Other long-term liabilities	17	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2010 and December 31, 2009; 43,214,377 and 37,341,957 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	43	37
Additional paid-in capital	310,629	297,687
Accumulated other comprehensive (loss) gain	(1)	37
Accumulated deficit	(297,255)	(283,332)

Total stockholders’ equity	13,416	14,429

Total liabilities and stockholders’ equity	$20,094	$21,735

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2009, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expenses:

Research and development	$2,488	$4,023	$9,273	$15,546
General and administrative	1,510	2,023	4,752	6,611

Total operating expenses	3,998	6,046	14,025	22,157

Interest income and other, net	22	183	115	565
Loss from valuation of common stock warrant liability	(767)	(1,869)	(13)	(1,429)

Total other (expense) income, net	(745)	(1,686)	102	(864)

Net loss	$(4,743)	$(7,732)	$(13,923)	$(23,021)

Net loss per share, basic and diluted	$(0.11)	$(0.21)	$(0.35)	$(0.71)

Shares used in calculating net loss per share, basic and diluted	43,214	37,310	39,970	32,578

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(13,923)	$(23,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	741
Share-based compensation expense	1,457	2,330
Rent expense related to warrants issued in connection with operating lease for the Company’s former facility	—	29
Loss on valuation of common stock warrant liability issued in connection with equity financing	13	1,429
Gain on disposal of property and equipment	(6)	(36)
Gain on the sale of available-for-sale security	—	(31)
Amortization of premium/discount on securities available-for-sale	248	117
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(295)	1,090
Other assets	60	—
Accounts payable and accrued expenses	(632)	(1,568)
Deferred rent	—	(348)
Other current and long-term liabilities	(9)	(91)

Net cash used in operating activities	(12,779)	(19,359)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(17,476)	(16,865)
Proceeds from sale and maturity of securities available-for-sale	16,160	12,984
Purchases of property and equipment	(7)	(78)
Proceeds from the sale of property and equipment	6	102

Net cash used in investing activities	(1,317)	(3,857)

Cash Flows from Financing Activities:
Proceeds from the equity financing, net of issuance costs	11,373	16,015
Proceeds from exercise of stock options and employee stock purchase plan	118	326

Net cash provided by financing activities	11,491	16,341

Net decrease in cash and cash equivalents	(2,605)	(6,875)
Cash and cash equivalents at beginning of period	4,497	10,476

Cash and cash equivalents at end of period	$1,892	$3,601

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized (loss) gain on securities available-for-sale	$(38)	$502
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
     Subsequent Events
     The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2010 through the date it issued these financial statements. Subsequent to September 30, 2010 but prior to the issuance of these financial statements, the Company completed an underwritten public offering. See additional information related to this financing at footnote 8 to these financial statements. No other subsequent events were identified during the Company’s evaluation that require disclosure.
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

	As of September 30,
	2010	2009
	(In thousands)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	7,158	6,371
Common stock warrants	2,944	2,944

	10,102	9,315

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(4,743)	$(7,732)	$(13,923)	$(23,021)
Unrealized gain (loss) on securities available-for-sale	(5)	23	(38)	502

Comprehensive loss	$(4,748)	$(7,709)	$(13,961)	$(22,519)

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
     A summary of the Company’s stock options and related information as of September 30, 2010 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at September 30, 2010	7,158	$3.52	5.75	$543

Exercisable at September 30, 2010	5,243	$3.97	4.75	$311

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development expense	$206	$287	$643	$1,230
General and administrative expense	289	297	814	1,100

Total share-based compensation expense	$495	$584	$1,457	$2,330

Net share-based compensation expense, per common share basic and diluted	$0.01	$0.02	$0.04	$0.07

     Included in the research and development expense and general and administrative expense for the three and nine months ended September 30, 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense related to the modification of stock options for employees included in the June 2009 reduction in workforce.
     As of September 30, 2010, there was an additional $1.9 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.14 years.
     The following assumptions were used to estimate the fair value of options granted for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock Options:
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.56%	73.52%	84.56%	73.52%
Risk-free interest rate	2.42%	1.86%	2.42%	1.86%
Expected life of the option term (in years)	6.09	5.71	6.09	5.71
     Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.

5. Securities Available-for-Sale
     Securities available-for-sale consisted of the following as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$364	$—	$—	$364
U.S. government sponsored enterprise securities	13,044	2	(2)	13,044
Corporate debt securities	3,616	—	(1)	3,615

	$17,024	$2	$(3)	$17,023

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$2,199	$—	$—	$2,199
Municipal bonds	1,026	—	—	1,026
U.S. treasury notes	2,048	—	(1)	2,047
U.S. government sponsored enterprise securities	9,127	8	(5)	9,130
Corporate debt securities	1,556	35	—	1,591

	$15,956	$43	$(6)	$15,993

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of September 30, 2010 and December 31, 2009 are shown below (in thousands):

	September 30, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,992	$2	$(3)	$15,991
After one year	1,032	—	—	1,032

	$17,024	$2	$(3)	$17,023

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,956	$43	$(6)	$15,993
After one year	—	—	—	—

	$15,956	$43	$(6)	$15,993

     As of September 30, 2010, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarterly periods that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity. No other-than-temporary impairments were identified as of September 30, 2010 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of September 30, 2010 have been in an unrealized loss position for greater than one year.

6. Equity Financing
     On June 1, 2010, the Company sold approximately 5.8 million registered shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were at a purchase price of $2.15 per share. The net proceeds related to this transaction were $11.4 million.
7. Fair Value Disclosures
     As of September 30, 2010, the Company has $18.5 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 12.3 months with an overall average time to maturity of 4.3 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.
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
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$457	$457	$—	$—
Commercial paper	1,413	—	1,413	—
U.S. government sponsored enterprise securities	13,044	—	13,044	—
Corporate debt securities	3,615	—	3,615	—

Total financial assets	$18,529	$457	$18,072	$—

Liabilities:
Common stock warrants	$3,910	$—	$—	$3,910

Total financial liabilities	$3,910	$—	$—	$3,910

     The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at September 30, 2010 and 2009:

	September 30,
	2010	2009
Warrants:
Dividend yield	0.00%	0.00%
Expected volatility	91.76%	91.85%
Risk-free interest rate	0.96%	2.31%
Expected life of the warrant term (in years)	3.7	4.7

     As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a loss of $0.8 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively. The Company recorded a loss of $0.01 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. The losses are reflected in the Company’s unaudited condensed consolidated Statement of Operations as a component of other (expense) income, net.
     The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three months ended	Nine months ended	For the year ended
	September 30, 2010	September 30, 2010	December 31, 2009
Description
Beginning balance	$3,143	$3,897	$—
Purchases, issuances, and settlements	—	—	3,746
Realized loss included in net loss	767	13	151

Ending balance	$3,910	$3,910	$3,897

8. Subsequent Events
     On October 20, 2010, the Company sold approximately 13.9 million registered shares of common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were at a purchase price of $1.80 per share. The net proceeds to the Company from the offering are estimated to be approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, and assuming no exercise by the underwriter Lazard Capital Markets LLC (Lazard Capital) of the 30-day over-allotment option, which the Company granted Lazard Capital under the terms of the underwriting agreement related to the offering, to purchase up to an additional approximate 2.1 million shares of common stock to cover over-allotments, if any.

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
Overview
Background
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We believe hepatitis C represents a large and significant unmet medical need. Our objective is to contribute to an improved treatment outcome for patients with this serious disease. We are currently conducting a Phase II study of ANA598, a direct acting antiviral, or DAA, in combination with pegylated interferon alpha and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. This study is being conducted in patients infected with hepatitis C virus (HCV). Dosing of ANA598 in this study was completed earlier this year, and we are nearing completion of dosing with SOC alone. We are now preparing to initiate a Phase IIb study of ANA598 in HCV patients.
     We are also making plans to resume the clinical investigation of ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7, or TLR7, pathway. In 2009, we elected to suspend the development of ANA773 so that we could focus our resources on ANA598. In October 2010, we announced that we are resuming development of ANA773 for the treatment of hepatitis C. We have also previously investigated ANA773 for the treatment of cancer.
     In June 2009, we initiated a strategic restructuring to focus our operations on the development of ANA598. The strategic restructuring resulted in a reduction in our workforce of approximately 40%, with most of the employees having departed by the end of June 2009 and several others departing at later dates prior to the end of 2009.
Recent Developments
     On October 20, 2010, we completed a financing in which we sold approximately 13.9 million shares of common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were sold at a price of $1.80 per share. The net proceeds related to the offering are estimated to be approximately $23.3 million. We intend to use the net proceeds from this financing to support the Phase IIb study of ANA598 and for general corporate purposes, including working capital.
     We have incurred significant operating losses since our inception and, as of September 30, 2010, our accumulated deficit was $297.3 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 and ANA773 for the treatment of HCV;

•	develop methods for and scale-up manufacturing of ANA598 and ANA773 for clinical trials and potential commercialization;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

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
Results of Operations
Three Months Ended September 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $2.5 million for the three months ended September 30, 2010 compared to $4.0 million for the three months ended September 30, 2009. The $1.5 million decrease was primarily attributable to a $0.5 million decrease in ANA773 development costs, a $0.3 million decrease in ANA598 development costs and a $0.2 million decrease in facility costs associated with the relocation of our corporate headquarters in July 2009. The remaining decrease was primarily attributed to personnel cost savings from our strategic restructuring initiated in June 2009. During the three months ended September 30, 2010, our development costs for ANA598 were primarily associated with our on-going Phase II combination study. Our ANA598 development costs during the three months ended September 30, 2009 were primarily associated with our on-going Phase II combination study and our completed 14-day healthy volunteer study. During 2009, we elected to suspend further development of ANA773 as a result of our limited financial resources in order to focus our resources on ANA598. As such, development costs for ANA773 decreased significantly during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009. ANA773 development costs during the three months ended September 30, 2009 were primarily driven by our now completed Phase I clinical trial for the treatment of HCV. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.2 and $0.3 million for the three months ended September 30, 2010 and 2009, respectively.
     The following summarizes our research and development expenses for the three months ended September 30, 2010 and 2009. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended September 30,
	2010	2009
	(In thousands)
ANA598	1,630	1,973
ANA773 — HCV	44	426
ANA773 — Oncology	28	114
Infrastructure, support personnel and other	580	1,106
Severance related to reduction in force	—	117
Non-cash employee and non-employee share-based compensation	206	287

Total research and development expense	$2,488	$4,023

     General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended September 30, 2010 compared to $2.0 million for the three months ended September 30, 2009, a decrease of $0.5 million. Included as a component of our general and administrative expenses for the three months ended September 30, 2009 was $0.2 million in severance related costs due to our strategic restructuring initiated in June 2009. The additional decrease in general and administrative expenses from the three months ended September 30, 2009 to the three months ended September 30, 2010 primarily resulted from fluctuations in costs associated with our patent portfolio and to a lesser extent our cost savings associated with our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.3 million for both the three months ended September 30, 2010 and 2009.
     Interest Income and Other, net. Interest income and other, net was $0.02 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. The decrease in our interest income and other from the three months ended September 30, 2009 to the three months ended September 30, 2010 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in our interest income was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Loss from Valuation of Common Stock Warrant Liability. Loss from valuation of common stock warrant liability was $0.8 million for the three months ended September 30, 2010 compared to $1.9 million for the three months ended September 30, 2009. The loss for the three months ended September 30, 2010 from valuation of common stock warrant liability represents the increase in the fair value of the warrants from June 30, 2010 to September 30, 2010. The fair value was calculated using the Black-Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Nine Months Ended September 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $9.3 million for the nine months ended September 30, 2010 compared to $15.5 million for the nine months ended September 30, 2009. The $6.2 million decrease was attributable to a $2.4 million decrease in ANA773 development costs, a $1.1 million decrease in ANA598 development costs, a $0.6 million decrease in severance related costs due to our strategic restructuring initiated in June 2009 and a $0.7 million decrease in facility costs associated with the relocation of our corporate headquarters in July 2009. The remaining decrease was primarily attributed to personnel cost savings from our completed strategic restructuring. During the nine months ended September 30, 2010, our development costs associated with ANA598 were primarily associated with our on-going Phase II combination study. Our ANA598 development costs for the nine months ended September 30, 2009 were primarily associated with our on-going Phase II combination study, our completed Phase 1b clinical trial, our completed 14-day healthy volunteer study and our completed long-term chronic toxicology studies. During 2009, we elected to suspend further development of ANA773 as a result of our limited financial resources in order to focus our resources on ANA598. As such, development costs associated with ANA773 decreased significantly during the nine months ended September 30, 2010 when compared to the same period in 2009. ANA773 development costs during the nine months ended September 30, 2009 were primarily driven by our now completed Phase I clinical trial for the treatment of HCV. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.6 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Included as a component of our share-based compensation expense for the nine months ended September 30, 2009 was $0.3 million of expense associated with the modification of stock options for individuals included in our completed strategic restructuring.
     The following summarizes our research and development expenses for the nine months ended September 30, 2010 and 2009. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Nine months ended September 30,
	2010	2009
	(In thousands)
ANA598	6,567	7,625
ANA773 — HCV	108	1,888
ANA773 — Oncology	107	754
Infrastructure, support personnel and other	1,848	3,419
Severance related to reduction in force	—	630
Non-cash employee and non-employee share-based compensation	643	1,230

Total research and development expense	$9,273	$15,546

     General and Administrative Expenses. General and administrative expenses were $4.8 million for the nine months ended September 30, 2010 compared to $6.6 million for the nine months ended September 30, 2009, a decrease of $1.8 million. Included as a component of our general and administrative expenses for the nine months ended September 30, 2009 was $0.7 million in severance related costs associated with our strategic restructuring initiated in June 2009. The additional decrease in general and administrative expenses from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 primarily resulted from fluctuations in costs associated with our patent portfolio and to a lesser extent our cost savings associated with our completed strategic restructuring. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the nine months ended September 30, 2010 and 2009 was $0.8 million and $1.1 million, respectively. Included as a component of our share-based compensation expense for the nine months ended September 30, 2009 was $0.1 million of expense associated with the modification of stock options for individuals included in our completed strategic restructuring.
     Interest Income and Other, net. Interest income and other, net was $0.1 million for the nine months ended September 30, 2010 compared to $0.6 million for the nine months ended September 30, 2009. The decrease in our interest income and other from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was primarily the result of lower average cash, cash equivalents and securities available-for-sale balances, which were invested in interest bearing securities, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in our interest income was also driven by a reduction in the yield on our investment portfolio which was attributable to a decrease in short-term interest rates between the two periods.
     Loss from Valuation of Common Stock Warrant Liability. Loss from valuation of common stock warrant liability was $0.01 million for the nine months ended September 30, 2010 compared to $1.4 million for the nine months ended September 30, 2009. The loss for the nine months ended September 30, 2010 represents the increase in the fair value of the warrants from December 31, 2009 to September 30, 2010. The fair value was calculated using the Black-Scholes pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our September 30, 2010 cash, cash equivalents and securities available-for-sale balance was $18.9 million. Our cash, cash equivalents and securities available-for sale decreased by $1.6 million from December 31, 2009 to September 30, 2010. The decrease in cash, cash equivalents and securities available-for-sale is the result of our year-to-date cash utilization of $13.0 million to fund our operations, including external expenditures associated with our Phase II combination study of ANA598 offset by the net proceeds of $11.4 million received from our equity financing completed in June 2010.
     On October 20, 2010, we completed a financing in which we sold approximately 13.9 million shares of registered common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were sold at a price of $1.80 per share. The net proceeds related to this transaction are estimated to be approximately $23.3 million. On October 29, 2010 we received notification of a grant of approximately $0.5 million from the U.S. Government for the ANA598 and ANA773 programs under the Qualifying Therapeutic Discovery Project Program. We believe that our current cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months.
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
Investment Portfolio
     As of September 30, 2010, the Company had $18.5 million of marketable securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 12.3 months with an overall average time to maturity of 4.3 months. We have the ability to liquidate these marketable securities without restriction. As of September 30, 2010, we do not own any marketable securities which are classified as asset-backed securities or auction rate securities.
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
Off-Balance Sheet Arrangements
     As of September 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to material market risk exposure. We do not hold any foreign currency or other derivative financial instruments.

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
     Currently, we are focusing most of our resources on the development of ANA598. As a result, our development portfolio entails a highly concentrated risk of failure. If the timing or results of clinical trials and non clinical studies of ANA598 do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. Any significant set-back regarding, or the failure of, ANA598 will have a significant negative impact on us and our stock price.
     *We may be unable to enter into future strategic transactions, and in particular transactions around ANA598 or ANA773, on terms acceptable to us, or at all.
     Our near and long-term viability will depend in part on our ability to successfully establish transactions with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to advance ANA598 or ANA773 fully through later stage development, we either will need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development of these programs. If we fail to establish collaborations or licensing arrangements on acceptable terms, we may need to forego the future development of one or both of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of milestone, sales or royalty revenue.
     More specifically, we are currently pursuing discussions with certain biotechnology and pharmaceutical companies regarding potential strategic transactions. However, there is no guarantee that we will enter into a strategic transaction on favorable terms, or at all. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position, their internal portfolio dynamics, or for any other reason.
     *Our efforts to identify, evaluate and consummate a strategic transaction may not be successful. If we consummate a strategic transaction or other strategic alternative, there is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.
     In May we announced the engagement of Lazard Frères & Co. LLC as our strategic advisor as we pursue various avenues aimed at value recognition for our stockholders, including a potential sale of the Company and/or selling or licensing our assets, including ANA598. This engagement of Lazard is ongoing and we continue to explore potential strategic transactions, in parallel with moving our ANA598 and ANA773 programs forward. However, we cannot guarantee that our discussions with third parties about potential strategic transactions will result in substantive business negotiations, or that any such business negotiations will progress on our desired timelines. Similarly, we cannot guarantee that we will enter into a strategic transaction on favorable terms, or at all. Further, if we consummate a strategic transaction or other strategic alternative, there is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.
     *In order to advance ANA598 and ANA773 fully through later stage development, we will require additional funds and we may not be able to obtain such funds.
     Prior to advancing ANA598 and ANA773 through completion of later stage development, we will need to obtain additional funds. However, we may not be successful in obtaining such funds. Potential sources of additional funds include a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing. We cannot be sure that additional funding will be available or that such funding will be obtained on terms favorable to us or our stockholders.

     *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
     Our September 30, 2010 cash, cash equivalents and marketable securities balance was $18.9 million. We believe that this balance, together with the net proceeds from our equity financing completed in October 2010, will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to advance our programs fully through later stage development. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or both of our development programs.
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
     We have incurred net losses since our incorporation in 1992, and through September 30, 2010 we have an accumulated deficit of $297.3 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We will need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
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
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines or durability of response seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash during the study. Furthermore, if future toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598 or ANA773 fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in future toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of ANA598 or ANA773. If we delay or abandon our development efforts related to ANA598 or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

     *Future results of our ongoing ANA598 Phase II combination study and results of future trials may not be as favorable as results we have seen to date.
     To date, we have seen positive preliminary antiviral response and safety data in our ongoing Phase II combination study in which ANA598 was dosed for 12 weeks in combination with pegylated interferon and ribavirin, after which patients continue to receive pegylated interferon and ribavirin. This data includes on-treatment data showing a durable antiviral response through 12 weeks, with only a single patient (<2%of patients in the ANA598 arms) experiencing viral breakthrough while receiving ANA598 plus pegylated interferon and ribavirin. This data also includes data through 48 weeks for the 200 mg bid cohort and through 36 weeks for the 400 mg bid dose cohort. Included in the 48 week data for the 200 mg cohort is data showing that three of three patients for whom data is available who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 24 weeks later, referred to as achieving a Sustained Virological Response, or SVR. Included in the 36 week data for the 400 mg cohort is data showing that three of six patients for whom data is available who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 12 weeks later (SVR12). We believe that low ribavirin levels in the three patients who failed to achieve an SVR12 were a contributing factor to this outcome. There is no guarantee that future data from this study or data from future studies will be as favorable, or viewed as favorably, as the data received to date. The overall number of patients in this study is small, and therefore it may be difficult to assess the true impact of ANA598 based on limited SVR data. If the SVR rates from this small study are less than hoped for, or do not meet your, analysts’, potential collaborators’ or others’ expectations, the perception of the value of ANA598 could be harmed, causing our stock price to suffer.
     More generally, it remains unknown whether the favorable antiviral response and durability of response we have seen to date with ANA598 will provide sustained benefit resulting in improved SVR rates in larger studies. Also, there is no guarantee that the very low viral breakthrough rate that we have seen in the Phase II study will be replicated in future studies. If the results of future ANA598 studies do not show improved SVR rates over pegylated interferon and ribavirin alone and if there are no alternative paths in which ANA598 shows benefit in combination with another direct-acting antiviral, then the prospects for developing ANA598 as a competitive component of future HCV treatment could be limited.
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
     Although we are currently conducting a Phase II study in which ANA598 was dosed for 12 weeks with current standard of care, it is presently unknown what duration of dosing of ANA598 will be most appropriate when used as a component of combination therapy, and we are planning a Phase IIb study in which ANA598 will be dosed for up to 48 weeks in combination with current standard of care. To date, ANA598 has not been dosed beyond 12 weeks, and there is no guarantee that the safety, tolerability or durability of response of ANA598 will be as favorable when dosed for longer durations. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.

     *Our projected development timelines for ANA598 and ANA773 are contingent, among other things, on finalization of our discussions with the FDA regarding the details of the trial design for the ANA598 Phase IIb study, and our anticipated interactions with ex-US regulatory authorities for both programs. There is no guarantee that the FDA and/or ex-US regulatory authorities will allow the studies to proceed or that they will not impose requirements which could result in unexpected cost increases and/or delays to our desired timelines for the studies.
     We have submitted a draft protocol for our planned ANA598 Phase IIb study to the FDA under our existing Investigational New Drug Application (IND), and are currently working with the FDA to finalize the details of the protocol. Based on our communications with the FDA, we expect to be able to initiate the Phase IIb trial of ANA598 early in the first quarter of 2011. However, we cannot be sure that the FDA will not raise issues or that our planned Phase IIb trial will be allowed to proceed in a timely manner or at all.
     Similarly, we will need to obtain clearance from applicable foreign regulatory authorities prior to initiating dosing in the ANA598 Phase IIb study in countries outside of the United States and prior to initiating the ANA773 Phase IIa study. There is no guarantee that we will be able to timely satisfy the requests of any such foreign regulatory authorities or that such regulatory authorities will not impose additional requirements on the conduct or the studies, or allow the studies to proceed.
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
     *We have recently decided to resume clinical investigation of ANA773 for HCV. There is no guarantee that development of the program will be continued beyond the upcoming Phase IIa study.
     We have recently decided to resume clinical investigation of ANA773 in HCV. We intend to conduct a Phase IIa 28 day combination study of ANA773 where initial cohorts will be dosed with ANA773 and ribavirin and subsequent cohorts will test ANA773 as a triple combination with ribavirin and a direct-acting antiviral, to parallel the likely future use of interferon. We plan to conduct this trial in Europe and potentially countries outside of Europe. If ANA773 does not achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, prior clinical development of ANA773 for HCV was conducted in the Netherlands and not under a U.S. Investigational New Drug Application, or IND. If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, approval from the FDA under a U.S. IND will be required. There is no assurance that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently, there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no assurance that the FDA will view the data from our ex-US studies as sufficiently compelling to allow clinical investigation. If the FDA does not view the data from our ex-US studies as sufficiently compelling, it may not allow studies under a U.S. IND, in which case development and commercialization of ANA773 for HCV in the United States would be precluded.

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
     If ANA598, ANA773 or any future product candidate does not provide additional clinical benefit when included within a treatment regimen, that product likely will not be accepted favorably by the market. If any products we or our collaborators may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.
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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents such as protease inhibitors and polymerase inhibitors. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non-nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Merck, Abbott, Boehringer Ingelheim, Bristol-Myers Squibb, Idenix and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: Peg- Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), and Intron-A (interferon-alpha-2b), which are marketed by Merck, Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alpha-2a), which are marketed by Roche. Additional compounds in late state clinical trials for HCV include telaprevir, in development by Vertex Pharmaceuticals, Janssen Pharmaceutica (Johnson & Johnson) and Mitsubishi Tanabe Pharma, boceprevir and MK-7009, in development by Merck, RG7227, in development by Roche, TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir, BI-201335 in development by Boehringer Ingelheim, RG7128 in development by Roche and Pharmasset, BMS-790052 in development by Bristol-Myers Squibb, GS-9190 in development by Gilead, and filibuvir in development by Pfizer.
     ANA773 is also subject to competition in the treatment of HCV from all of the HCV products and compounds in development listed above as potential competitors of ANA598 and most specifically from the products and development candidates that act as an immunomodulator or have an immunomodulatory component, including Peg-Intron (pegylated interferon-alpha-2b), Rebetol (ribavirin), Intron-A (interferonalpha- 2b), Pegasys (pegylated interferon-alpha-2a), Copegus (ribavirin USP), and Roferon-A (interferon-alpha- 2a), each of which are products currently approved for the treatment of HCV. IMO-2055, a TLR9 agonist in development by Idera, is also being studied in early stage clinical trials in HCV patients. Other agents in development as potential replacements to pegylated interferon-alfa include Locteron, a longer-acting version of interferon alfa that is in development by Biolex Therapeutics. Also, in development as potential improvements to existing interferons are PEG-interferon lambda, in development by Zymogenetics (Bristol Myers-Squibb), and omega interferon in development by Intarcia Therapeutics.
     Any product currently approved or approved in the future for the treatment of cancer could decrease or eliminate the commercial opportunity of ANA773 in the oncology markets. Programs that would most directly compete with the ANA773 oncology program at this time are other TLR agonists under evaluation for oncology indications, IMO-2055, in development by Idera and Merck KGaA and a cancer program in development by Dynavax.
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
     *Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
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
     We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
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

Date: November 9, 2010	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
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