Form 10-K
period 2010-12-31
ANADYS PHARMACEUTICALS INC
filed 2011-03-04
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 0-50632

ANADYS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3193172 (I.R.S. Employer Identification No.)

5871 Oberlin Drive, Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 858-530-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered Nasdaq Global Market
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant’s common stock reported on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $60,521,084 as of such date. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons or entities known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons or entities may be deemed to be affiliates. This number is provided only for purposes of this Annual Report on Form 10-K and the registrant disclaims the existence of control or any admission thereof for any other purpose.
     As of February 28, 2010, the Registrant had outstanding 57,141,223 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

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
     We are currently focusing most of our efforts on the development of ANA598, a direct-acting antiviral (DAA) for the treatment of hepatitis C. We are also making plans to resume the clinical development of ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7, or TLR7, pathway for the treatment of hepatitis C.
     Our expertise is based on two distinct scientific approaches to treating disease. With ANA598 we are focused on developing a direct-acting antiviral, meaning a product candidate that acts by directly interacting with, and blocking the function of, a component of the virus. We discovered ANA598 through an extensive structure-based drug design program that focused on parameters we feel are critical for success in chronic viral diseases, including potency and sustained drug levels in blood. With ANA773, the focus is to stimulate the patients’ own immune systems to block cells infected with the hepatitis C virus from further producing more virus particles and amplifying the infection. ANA773 stimulates the immune system through activating a key receptor on immune cells known as TLR7. Our knowledge of TLR7 is buttressed by an extensive preclinical program exploring the pharmacology of this receptor and by previous clinical experience with other molecules that act via the TLR7 mechanism.
     We have also investigated ANA773 in a separate Phase I trial for the treatment of patients with advanced cancer. Although we believe that ANA773 has potential utility in cancer, we do not have plans to continue the development of ANA773 for this indication at this time.
     Anadys retains all commercialization rights to both ANA598 and ANA773, which were discovered at Anadys.
ANA598
     ANA598 is a DAA that blocks the hepatitis C virus’ (HCV) ability to multiply by inhibiting the viral RNA polymerase. ANA598 belongs to a class of DAAs referred to as non-nucleosides. We believe non-nucleosides will become an important component of future combination regimens used to treat HCV infection, similar to the role played by non-nucleoside inhibitors in HIV therapy. ANA598 has demonstrated positive antiviral response and a favorable safety and tolerability profile in a Phase IIa combination study, as described below. ANA598 has also completed two long-term chronic toxicology studies (26 weeks duration in rats and 39 weeks duration in monkeys) with favorable results. Furthermore, ANA598 has demonstrated the preclinical properties, including potency, pharmacokinetics and early safety, that we believe are prerequisites for successful development in the HCV area.
     In 2009 we initiated a Phase IIa clinical study of ANA598 in combination with pegylated interferon-alfa and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. Dosing of ANA598 in this study concluded in 2010. In the Phase

IIa study, treatment-naïve (previously untreated) genotype 1 patients received ANA598 or placebo in combination with SOC for 12 weeks at dose levels of 200 mg twice daily (bid) or 400 mg bid, each with a loading dose of 800 mg bid on day one. After week 12, patients continued receiving SOC alone. Patients who achieved undetectable levels of virus at weeks four and 12 were randomized to stop all treatment at week 24 or 48. The primary endpoint of the study was the proportion of patients who achieved undetectable levels of virus at week 12 (defined as complete Early Virological Response, or cEVR). Additional endpoints include safety and tolerability as well as the proportion of patients with undetectable levels of virus at week four (defined as Rapid Virological Response, or RVR). Patients are being followed for 24 weeks after stopping therapy to determine the rate of Sustained Virological Response, or SVR. Approximately 90 patients participated in this study — with approximately 30 patients receiving ANA598 and 15 receiving placebo at each dose level.
     In 2010, we reported cEVR data from the ANA598 Phase IIa study, showing that ANA598 added to SOC accelerated the rate of viral clearance, with comparable antiviral response at ANA598 doses of 200 mg bid and 400 mg bid. ANA598 showed an excellent safety profile at both dose levels through the 12 weeks of dosing, with reported adverse events being typical for patients treated with interferon and ribavirin alone, although conclusions regarding safety cannot be made until results in more patients over longer duration are known. Based on a more favorable tolerability profile at 200 mg bid compared to 400 mg bid, and comparable antiviral response at both doses, we selected 200 mg bid as the dose to take forward into Phase IIb. The resistance profile of ANA598 seen in the Phase IIa study was very favorable, with only a single patient (<2% of patients in the ANA598 arms) experiencing viral breakthrough while receiving ANA598 plus SOC. Initial SVR data has also been encouraging. We intend to analyze the remaining SVR data after all patients have been off therapy for 24 weeks, which we expect to occur in the summer of 2011. We plan to analyze the entire data set at that time and potentially submit the data for presentation at a medical conference. We cannot guarantee that the remaining SVR data will be as favorable as the data we have seen to date.
     In January 2011 we initiated a Phase IIb clinical study of ANA598 in combination with SOC for the treatment of hepatitis C. In the Phase IIb study, approximately 200 chronically infected genotype 1 hepatitis C patients are to receive ANA598 200 mg bid in combination with SOC, with a loading dose of 800 mg ANA598 bid on day one. In addition, approximately 66 chronically infected genotype 1 hepatitis C patients are to receive placebo added to SOC. Enrollment is expected to include approximately equal numbers of treatment-naïve patients and treatment-experienced patients who have failed a prior course of pegylated interferon and ribavirin, including difficult to treat prior null-responders. Treatment duration for treatment-naïve patients will be response-guided, while treatment-experienced patients are to receive all three agents for 48 weeks, with all patients receiving SOC and either ANA598 or placebo for a concurrent duration. We expect to receive viral response data through 24 weeks of treatment prior to the end of 2011. The Phase IIb study is being conducted at a number of sites within and outside of the United States.
     Substantial further investment will be necessary in order to progress ANA598 beyond the events referenced above and through additional clinical testing before regulatory approval can be sought.
ANA773
     ANA773 is a novel, oral inducer of endogenous interferons that acts via the TLR7 pathway that we have investigated as a treatment for both HCV and cancer. Both the prodrug and its active substance were discovered, designed and synthesized by Anadys scientists. Animal pharmacology studies have shown that ANA773 can elicit desired immune responses and that components of the response can be modulated by both dose and schedule of administration. We have also shown in our Phase I HCV clinical study that ANA773 can stimulate the immune system at a tolerated dose.
     Because interferon-alfa is the foundation of the current standard of care for hepatitis C and the current approval strategies of DAAs are based on the addition of such DAAs to interferon-based regimens, we believe that an oral agent that stimulates interferon production with improved tolerability could potentially displace interferon from future regimens that contain DAAs. We believe that ANA773 may offer the opportunity to be such an oral interferon replacement.
     In June 2009, in order to direct sufficient investment toward ANA598, we suspended development of ANA773 prior to our receipt of data from the last cohort enrolled in a monotherapy trial of ANA773 in HCV patients. The data from this last 2000 mg cohort suggests that the antiviral activity of ANA773 in HCV patients could be comparable to pegylated interferon over a similar timeframe. We also believe that recent developments in the HCV landscape, including clinical data indicating that it may be difficult to replace pegylated interferon entirely in the treatment of HCV, support the potential commercial value of an oral interferon replacement such as ANA773. As a result, in the fall of 2010 we decided to resume clinical investigation of ANA773 in HCV. We are preparing to conduct a 28 day combination study of ANA773 with ribavirin. If supported by the data from the first cohorts utilizing ANA773 and ribavirin only, this study may also include additional cohorts in which ANA773 will be tested as a triple combination with ribavirin and a DAA, to parallel the likely future use of interferon. We intend to conduct this study in Europe and potentially other countries, and we expect that up to approximately 75 patients will participate in the trial, inclusive of the DAA cohorts. We expect to receive four week data from the first two cohorts of ANA773 plus ribavirin in this study during the fourth quarter of 2011.
     Substantial further investment will be necessary in order to progress ANA773 beyond the events referenced above and through additional clinical testing before regulatory approval can be sought.
Industry Background
     HCV
     Based on available market data, we estimate that the global HCV market in 2010 was between $2 and 3 billion. Due to significant global prevalence and substantial unmet medical need, improving the treatment of chronic HCV infection remains an important priority for the medical community and the pharmaceutical industry. Many patients with chronic HCV infection do not receive the current standard of care due to concerns about adverse events or have incomplete response to the current standard of care. If untreated or inadequately treated, chronic HCV infection can result in significant liver damage (cirrhosis), liver transplantation and liver cancer.
     The World Health Organization (WHO) estimates that 170 million people globally are chronically infected with HCV and 3 to 4 million people are newly infected each year. Cirrhosis develops in about 10% to 20% of people with chronic infection, and liver cancer develops in 1% to 5% of people with chronic infection over a period of 20 to 30 years. It is estimated that more than 3 million people are chronically infected with HCV in the U.S. and that as of 2009 only about 100,000 of these patients were under treatment. The National Institutes of Health estimates that HCV results in approximately 15,000 deaths in the U.S. annually and the Center for Disease Control and Prevention has estimated that the number of deaths would increase to nearly 40,000 by 2010. HCV also exacerbates the severity of underlying liver disease when it coexists with other hepatic conditions. In particular, liver disease progresses more rapidly among persons with alcoholic liver disease and HIV infection.
     There is currently no vaccine available to prevent infection with HCV. The current standard of care for treatment of chronic HCV infection is a combination of pegylated interferon-alfa and ribavirin. Interferon-alfa is administrated by injection and results in abnormally high levels of this cytokine circulating systemically throughout the body. Therapy with interferon-alfa causes a number of side effects in many patients, including depression, drops in blood cell count and flu-like symptoms, sometimes experienced during the entire year-long primary course of therapy that is standard for treatment of patients infected with genotype 1 HCV, the most difficult patient group to treat. These side effects may make patients feel worse than foregoing treatment, which reduces their motivation to initiate or continue HCV therapy. Many patients take additional drugs to treat these side effects, further increasing the cost and the risk of additional side effects to the patient. As a result, poor compliance with the HCV course of therapy may decrease the patient response rate.
     In addition to the side effects, current therapies do not provide sustained elimination of the virus, called Sustained Virologic Response (SVR), for a large proportion of chronically infected patients. For example, in clinical trials, approximately 50 percent of the genotype 1 patients, which represent the largest portion of HCV patients in the U.S., Europe and Japan, do not achieve sustained virologic response six months after the end of the treatment. Due to the lack of alternative treatments, patients without a sustained virologic response have no other treatment option but to undergo a second 48-week course of interferon-alfa-based therapy with a different brand of interferon-alfa. This second course of therapy subjects the relapsed patient to a similar risk of side effects as the previous course of therapy and offers the benefit of SVR in only a small fraction of patients who complete the 48 week treatment.
     In response to the limitations of existing treatments for HCV infection, direct acting antiviral (DAA) therapies (including protease, polymerase and NS5A inhibitors) have emerged as a potential addition to or alternative to the current standard of care. Unlike interferons, which work by stimulating the immune system’s response to viral infection, HCV DAAs directly target the virus by inhibiting the protease, polymerase or NS5A region of the virus. Accordingly, DAAs have the potential to significantly improve treatment outcomes, when added to the standard of care in difficult-to-treat patients, including patients infected with HCV genotype 1. The addition of DAAs to the standard of care could also lead to shorter treatment duration, which could increase patient compliance. While DAAs will likely initially be used in combination with pegylated interferon-alfa and ribavirin, it may be possible eventually to replace one or both components of the current treatment regimen with a combination of oral therapies directed at HCV, including protease, polymerase and NS5A inhibitors.
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
Our Strategy
     The key elements of our strategy include the following:
•	Advance the Development of ANA598 in HCV. We are developing ANA598, a DAA, as a treatment for hepatitis C. During 2011 we intend to:
•	Conduct a Phase IIb study of ANA598 with SOC;

•	Obtain 8-week viral response data for treatment-naive patients from the ANA598 Phase IIb study;

•	Obtain 12-week viral response data from the ANA598 Phase IIb study;

•	Obtain 24-week viral response data from the ANA598 Phase IIb study; and

•	Analyze final SVR data from the ANA598 Phase IIa study.
•	Maintain flexible development avenues for ANA598. We are developing ANA598 with the intention of maintaining flexibility to participate in a broad array of potential treatment paradigms as the HCV landscape evolves. Among other things, this flexibility encompasses:
•	Building up the safety database by conducting the current Phase IIb study, which will be relevant for all development avenues; and

•	Setting the stage for utilizing ANA598 in combination with other DAAs.
•	Advance the Development of ANA773 in HCV. We are also developing ANA773, a selective TLR7 agonist, as a treatment for hepatitis C. During 2011 we intend to:
•	Initiate a Phase IIa 28-day combination study of ANA773 and ribavirin; and

•	Obtain 4 week viral load data for ANA773 with ribavirin.
•	Opportunistically Explore Strategic Alliances around our product candidates. We intend to continue to explore potential strategic alliances and other transactions around ANA598 and ANA773.

     We currently have no ongoing collaborations.
     Our Development Programs
     ANA598 for HCV
     ANA598 is a direct-acting antiviral (DAA) that blocks the hepatitis C virus’ ability to multiply by inhibiting the viral RNA polymerase. ANA598 belongs to a class of DAAs referred to as non-nucleosides. We believe non-nucleosides will become an important component of future combination regimens used to treat HCV infection, similar to the role played by non-nucleoside inhibitors in HIV therapy. In 2007 we selected ANA598 as a development candidate. This selection represented the culmination of a comprehensive structure-based drug design program directed towards the viral RNA polymerase. ANA598 has demonstrated positive antiviral response and a favorable safety and tolerability profile in a Phase IIa combination trial, as described below. ANA598 has also completed two long-term chronic toxicology studies (26 weeks duration in rats and 39 weeks duration in monkeys) with favorable results. The completed toxicology studies confirm the favorable toxicology profile of ANA598 and support dosing durations of as long as one year if desired. Furthermore, ANA598 has demonstrated the preclinical properties, including potency, pharmacokinetics and early safety, that we believe are prerequisites for successful development in the HCV area. We are currently conducting a Phase IIb combination study of ANA598.
     We believe that non-nucleoside NS5B polymerase inhibitors offer an exciting potential new way to treat HCV infection, as part of combination regimens which may include other DAAs (such as protease inhibitors, nucleoside polymerase inhibitors, NS5A inhibitors and/or cyclophilin inhibitors) and/or immunomodulators (such as pegylated interferon). We believe that polymerase inhibitors have the potential to be equally important components of future regimens as protease inhibitors, which is another class of HCV DAAs currently in clinical development by a number of companies, including Vertex (with Mitsubishi and Tibotec/Johnson & Johnson) and Merck. Historically, it has been challenging to identify non-nucleoside polymerase inhibitors that display both potency and sustained drug levels in blood. With ANA598, we believe we have created a product candidate that has the potential to overcome this challenge. We believe that we have the opportunity to be competitive in the HCV landscape as we believe that ANA598 is one of the most advanced and well characterized non-nucleoside polymerase inhibitors in development for the treatment of HCV. Furthermore, to our knowledge the number of non-nucleosides in development is smaller than the number of potentially attractive combinations that can be formed with attractive protease inhibitors and nucleoside polymerase inhibitors in development. We believe that the future evolution of HCV therapy will likely include protease inhibitors, nucleosides and non-nucleosides used in various combinations and potential additional mechanisms such as cyclophilin inhibitors and NS5A inhibitors. Therefore, we view ANA598 as complementary to, rather than competitive with, protease inhibitors and nucleosides that are currently in development as HCV therapies.
     Preclinical evaluation of ANA598 required for initiation of clinical investigation was completed in the first quarter of 2008, leading to submission of an Investigational New Drug application (IND) to the U.S. Food and Drug Administration (FDA), subsequent allowance of the IND by the FDA and initiation of clinical investigation in the second quarter of 2008. In December 2008, we announced that the FDA had granted fast track designation to ANA598 for the treatment of chronic HCV infection. We have completed three Phase I studies of ANA598 that have demonstrated potent antiviral activity and good tolerability and are nearing conclusion of a Phase IIa study in which ANA598 was dosed in patients for 12 weeks in combination with pegylated interferon-alfa and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. In January 2011, we initiated a Phase IIb study of ANA598 in combination with SOC in which ANA598 will be dosed for 28 or 48 weeks.
     In the Phase IIb study, approximately 200 chronically infected genotype 1 hepatitis C patients are to receive ANA598 200 mg twice-daily (bid) in combination with SOC, with a loading dose of 800 mg bid of ANA598 day one. In addition, approximately 66 chronically infected genotype 1 hepatitis C patients are to receive placebo added to SOC. Enrollment is expected to include approximately equal numbers of treatment-naïve (previously untreated) patients and treatment-experienced patients who have failed a prior course of pegylated interferon and ribavirin, including difficult to treat prior null-responders. Treatment duration for naïve patients will be response-guided, with patients being dosed for either 28 or 48 weeks, while treatment-experienced patients are to receive all three agents for 48 weeks. While HCV patients who respond quickly to dual or triple therapy may largely be treated with a treatment duration of six months in the future, we believe there will remain a significant population for harder to treat patients in whom viral load decline is slower. We believe these patients may benefit from extended treatment with ANA598 through 48 weeks. The Phase IIb trial design is intended to further define patient populations suitable for shortened therapy and populations who may benefit from extended therapy. We expect to receive viral response data through 24 weeks of treatment prior to the end of 2011. We are conducting the study at a number of sites within and outside of the United States.

     We are nearing conclusion of a Phase IIa study of ANA598 in combination with SOC for the treatment of hepatitis C. In this study, ANA598 was dosed with SOC, after which patients continued to receive SOC alone. Dosing of ANA598 was completed in 2010 and we are currently in the follow-up stage of collecting SVR data. In the Phase IIa study, treatment-naïve genotype 1 patients received ANA598 or placebo in combination with SOC for 12 weeks at dose levels of 200 mg bid or 400 mg bid, each with a loading dose of 800 mg bid on day one. Patients who achieved undetectable levels of virus at weeks four and 12 were randomized to stop all treatment at week 24 or 48. Patients are then measured 12 weeks and 24 weeks after all treatment is ended to determine their hepatitis C virus (HCV) levels. Those who show undetectable levels of virus 24 weeks after cessation of all treatment are deemed to have achieved a Sustained Virologic Response (SVR or SVR24), recognized as a viral cure. Those patients who show undetectable levels of virus 12 weeks following cessation of treatment are deemed to have achieved a sustained virologic response as of week 12 (SVR12), which is recognized within the HCV community as having significant predictive effect of achieving SVR24. The primary endpoint of the study is the proportion of patients who achieve undetectable levels of virus at week 12 (defined as cEVR). Additional endpoints include safety and tolerability as well as the proportion of patients with undetectable levels of virus at week four (defined as RVR). Approximately 90 patients participated in the Phase IIa study — with approximately 30 patients receiving ANA598 and 15 receiving placebo at each dose level. The study is being conducted at a number of clinical sites in the United States.
     In May of 2010 we announced antiviral response, safety and tolerability results through 12 weeks from the Phase IIa study. The data showed that ANA598 added to SOC accelerated the rate of viral clearance, with comparable response at ANA598 doses of 200 mg bid and 400 mg bid. At the 200 mg bid dose level, 73% of patients receiving ANA598 in combination with SOC achieved undetectable levels of virus (<15 IU/ml) at week 12, referred to as cEVR. At the 400 mg bid dose level, the cEVR rate was 75% and for the control arm the cEVR rate was 63%.
Antiviral Response Through 12 Weeks
Proportion of Patients (%) with Undetectable Levels of Virus (<15 IU/mL) by Week

	Week 1	Week 2	Week 3	Week 4	Week 6	Week 8	Week 10	Week 12
ANA598 + SOC 200 mg bid	11	22	44	56	65	69	73	73
ANA598 + SOC 400 mg bid	9	27	30	42	56	72	75	75
Placebo + SOC	0	3	9	13	19	38	48	63
     One patient who received ANA598 400 mg bid experienced viral breakthrough (defined as a confirmed increase of >1 log from any prior measurement) between weeks 10 and 12. No other patient who received either dose of ANA598 experienced viral breakthrough while receiving ANA598.
     In 2009, a genetic marker in patients was discovered that predicts response to SOC. Recent scientific studies have shown that individuals with the IL28B CC genotype, which is estimated to be present in approximately 37% of Caucasian HCV patients and a lower percentage of patients in other ethnic groups, are substantially more responsive to SOC than patients with other IL28B genotypes. This industry knowledge became available after the ANA598 Phase IIa study was designed and initiated and so patients were not stratified based on IL28B genotype in the study. Subsequently, we determined the available patients’ IL28B genotypes. In the SOC control arm of the Phase IIa study, 46% of the patients who were genotyped were of the CC genotype, while in the ANA598-treated arms only 22% of the patients who were genotyped were of the CC genotype. These numbers are based on the assessment of IL28B genotyping from approximately 81% of the patients in the Phase IIa study. We believe that the high proportion of CC patients in the SOC control arm relative to the overall population may have contributed to a higher cEVR rate in the control arm than has been seen historically with interferon and ribavirin.
     As reported during 2010, our analysis of the available IL28B genotype information has led to a further understanding of ANA598’s potential for beneficial effect on HCV patients regardless of IL28B genotype. The IL28B marker is represented in the human population as one of three values — CC, CT or TT. As described above, it has been determined that patients with the CC marker have a much faster antiviral response to SOC over 12 weeks than patients with CT or TT, who are collectively grouped as non-CC. Within the context of response-guided therapy, which is expected to become standard if and when DAAs are approved, patients with faster antiviral response could be candidates for successful treatment with a six-month treatment course instead of the standard twelve-month course, thereby eliminating the tolerability and cost burdens of the second six months of pegylated interferon and ribavirin treatment. Data generated from the ANA598 Phase IIa study demonstrated that adding ANA598 to SOC accelerated the antiviral response in both CC and non-CC patient types.

     Also during 2010, we reported the safety and tolerability results from the ANA598 Phase IIa study. Both doses of ANA598 demonstrated a favorable safety and tolerability profile through 12 weeks, although conclusions regarding safety and tolerability cannot be made until results in more patients over longer duration are known. Safety laboratory values were comparable between the ANA598 and control arms. At the 200 mg bid dose level, the incidence of all adverse events was similar between the active and control arms, with reported adverse events being typical for patients treated with interferon and ribavirin. In the 400 mg bid arm, a higher incidence of rash was seen relative to the 200 mg bid and control arms. The incidence of all other adverse events was comparable between the 400 mg bid and control arms. In the 400 mg bid arm, 62% of patients receiving ANA598 developed rash, compared to 41% of patients that received 200 mg bid and 34% of patients that received placebo plus SOC. In the 400 mg bid group, 17 of 21 rashes were mild, with one grade 2 rash and three grade 3 rashes. In the 200 mg bid arm, the incidence of rash was comparable with the placebo control arm and also consistent with historical reports of rash incidence due to interferon and ribavirin alone. The rashes that were classified as grade 3 were done so due to the extent of body surface covered by the rash, which was maculopapular in nature (red spots, some raised). In the 200 mg bid arm, one patient in the ANA598 group experienced a grade 3 rash which began resolving rapidly upon stopping all study medication. Per protocol, this patient resumed interferon/ribavirin alone and continued in the study. In the 400 mg bid arm, four patients discontinued ANA598 due to rash; three with grade 3 rash and one with grade 1 rash.
     We are encouraged by the preliminary SVR data from the Phase IIa study. In the 200 mg bid cohort, six patients who received ANA598 were randomized to stop all treatment at week 24. We have analyzed the HCV level data measured 24 weeks after all treatment was ended for four of these six patients. This data shows that all four of these patients achieved SVR24. A fifth patient in this group, who was previously reported to have achieved SVR12, was determined to have continued receiving SOC past week 24 due to an error in duration of administration at a clinical site. This patient has maintained undetectable levels of virus through week 48, but this response is now properly characterized as undetectable levels of virus at end-of-treatment. We have not yet assessed achievement of SVR24 for the final patient in this first group.
     In the 400 mg bid cohort, seven patients who received ANA598 were randomized to stop all treatment at week 24. We currently have data on the HCV levels for six of these seven patients, measured 12 weeks after all treatment was ended. This data shows that three out of the six reported patients achieved SVR12, while three did not. Based on our initial analysis of the data from this group, it appears that the three patients who did not achieve SVR12 had low levels of ribavirin at week four of the study. Industry literature references regarding HCV therapy have reported that patients who have low levels of ribavirin early in the treatment regimen are less likely to achieve a sustained virologic response after completion of therapy, despite achieving undetectable levels of virus while on therapy. This phenomenon is well recognized within the HCV community as the unexplained positive effect of ribavirin, which is necessary in the large majority of patients in order to achieve an SVR after having achieved undetectable levels of virus during treatment. We believe that this phenomenon was a contributing factor leading to the failure of these three patients to achieve SVR12. We have not yet assessed achievement of SVR12 for the last patient in this group.
     We intend to analyze the remaining SVR data from the ANA598 Phase IIa study after all patients have been off therapy for 24 weeks, which we expect to occur in the summer of 2011. We plan to analyze the entire data set at that time and potentially submit the data for presentation at a medical conference. We cannot guarantee that the remaining SVR data will be as favorable as the data we have seen to date.
     Previously, we conducted three Phase I studies of ANA598 that led to Phase II development.
     We have presented pre-clinical data showing enhanced antiviral activity and suppression of resistance when ANA598 is combined in vitro with other anti-HCV agents that act through diverse mechanisms, including protease inhibition, polymerase inhibition (both nucleoside and complementary non-nucleoside inhibitors), NS5A inhibition, and cyclophillin inhibition, as well as interferons. In particular, we have presented in vitro data showing that combinations of ANA598 with either the protease inhibitor telaprevir, the nucleoside polymerase inhibitor PSI-6130 (the prodrug of RG-7128), an NS5A inhibitor or interferon-alfa appear to be synergistic whereas other combinations are additive. Synergistic means that the actual combined effect of the two agents is greater than would be predicted from simply adding the effects of each agent alone. The combination of ANA598 with any one of these agents has demonstrated the ability in vitro to eliminate virus that is resistant to any single therapeutic agent. These studies also show that ANA598 retained activity in vitro against mutants known to confer resistance to other classes of DAAs, including protease inhibitors, nucleoside inhibitors and non-nucleosides that, through virtue of binding at a different site than ANA598, display a resistance profile distinct from that of ANA598. We also showed that genotypic mutations resistant to ANA598 appear to be fully susceptible to interferon-alfa, telaprevir and PSI-6130. Previously, we have also presented data demonstrating synergy between ANA598 and immunoregulatory proteins termed “cytokines” induced by ANA773, Anadys’ TLR7 agonist oral prodrug.

     ANA773 for HCV
     Because interferon-alfa is the foundation of the current standard of care for hepatitis C and the current approval strategies of DAAs are based on the addition of such direct antivirals to interferon-based regimens, we believe that an oral agent that stimulates interferon production with improved tolerability could potentially displace interferon from future regimens that contain direct antivirals. We believe that ANA773 may offer the opportunity to be such an oral interferon replacement.
     In 2009 we concluded a Phase I clinical trial of ANA773 in HCV patients. In the first three cohorts of the patient portion of this trial, HCV patients received oral ANA773 or placebo at every other day over 28 days, at doses of 800 mg, 1200 mg or 1600 mg, with six subjects receiving ANA773 and two receiving placebo in each cohort. At these doses, data showed an encouraging trend toward viral load reduction. We then amended the protocol to provide for a higher dose. In this final cohort of the trial, in which patients received 2000 mg of ANA773 every other day over 10 days, the mean maximal decline in viral load was 1.3 log10, compared to a mean maximal decline of 0.3 log10 in patients who received placebo. Five of the eight patients who received 2000 mg ANA773 experienced a maximal decline of greater than 1 log, while none of the eight patients who received placebo experienced a decline of greater than 1 log. The mean end-of-treatment decline was 0.6 log10 in patients who received 2000 mg ANA773 compared to 0.1 log 10 in patients who received placebo. ANA773 was well-tolerated in patients throughout the course of the study and there were no serious adverse events reported.
     Results from pre-clinical pharmacology studies showed that ANA773 elicited desired immune responses and that the profile of response could be modulated by both dose and schedule of administration. Results of 13-week GLP toxicology studies showed that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential could be achieved without adverse toxicology findings. The immune stimulation observed with every-other-day dosing of ANA773 in monkeys included induction of interferon-alfa and interferon dependent responses at levels that were sustained over 13 weeks of dosing.
     In the fall of 2010 we decided to resume clinical investigation of ANA773 in HCV. We are preparing to conduct a 28 day combination study of ANA773 with ribavirin. If supported by the data from the first cohorts utilizing ANA773 and ribavirin only, this study may also include additional cohorts in which ANA773 will be tested as a triple combination with ribavirin and a DAA, to parallel the likely future use of interferon. We intend to conduct this study in Europe and potentially other countries, and we expect that up to approximately 75 patients will participate in the trial, inclusive of the DAA cohorts. We expect to receive four week data from the first two cohorts of ANA773 plus ribavirin in this study during the fourth quarter of 2011.
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

     We hold issued patents and pending patent applications in the United States and in foreign countries we deem appropriate, covering intellectual property developed as part of our research and development programs. Our intellectual property holdings as of December 31, 2010, include, but are not limited to, the United States and foreign patents and patent applications described below.
     In our HCV non-nucleoside polymerase program, we hold three issued United States patents related to our ANA598 program (patent numbers 7,462,611; 7,582,754; and 7,842,838) with expiration dates in 2027 and 2028, one issued patent in Singapore expiring in 2027, one issued patent in each of Malta and Lebanon expiring in 2028, and 62 pending United States and/or foreign patent applications (in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, Mexico, Taiwan and certain other foreign jurisdictions) covering ANA598 and/or other non-nucleoside NS5B polymerase inhibitor compounds and the manufacture, pharmaceutical compositions, and methods of use of these compounds.
     In our ANA773 program, we hold three issued United States patents (patent numbers 7,560,544; 7,709,448; and 7,781,581) with expiration dates in 2026, 2027 and 2028, two issued patents in Malta with expiration dates in 2025 and 2027, one issued patent in each of Belarus, Eurasia, New Zealand, Russian Federation, Singapore, and Ukraine expiring in 2025, one issued patent in each of France, Germany, Italy, Netherlands, Spain, Switzerland and the United Kingdom expiring in 2026, and 77 pending United States and/or foreign patent applications (in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, Mexico, Taiwan and certain other foreign jurisdictions) covering ANA773 and related compounds and prodrugs, and the manufacture, pharmaceutical compositions, and methods of use of these compounds.
     We also hold two United States patents (patent numbers 7,576,068 and 7,858,637) with expiration dates in 2024 and 2026, one issued patent in each of Australia, New Zealand, Mexico, Morocco and Georgia expiring in 2024, one issued patent in each of France, Germany, Italy, Netherlands, Spain, Switzerland and the United Kingdom expiring in 2024, and 10 pending United States and/or foreign patent applications (in Brazil, Canada, China, Japan, Taiwan and certain other foreign jurisdictions) that relate to methods of use of certain TLR7 agonists and TLR7 agonist prodrugs. In addition, we hold patents and patent applications in the United States and foreign countries covering composition of matter and methods of use of certain other TLR7 agonists and TLR7 agonist prodrugs, with patent expiration dates beginning in 2022.
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
Competition
     The biotechnology and pharmaceutical industries are very competitive and subject to rapid and significant technological change. Our product candidates, if approved for sale, will compete with existing therapies. In addition, a number of companies are pursuing the development of therapies for hepatitis C. We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV. Due to the level of focus on developing treatments for this indication, ongoing research efforts are intense and new treatments are being sought out and developed by our competitors. Some of these products use therapeutic approaches that may compete directly or indirectly with ANA598 or ANA773. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
     HCV
     Treating HCV with Interferon-based Therapies
     Current standard treatments for HCV include an interferon-based product combined with ribavirin. Although interferons result in antiviral effects, they are thrice-weekly injectable products and cause numerous side effects. Next generation interferon-based products, so-called pegylated interferons, were developed to provide an improved dosing regimen and are approved as once-per-week injected products. Currently approved therapies for the treatment of HCV infection include Peg-Intron (pegylated interferon-alfa-2b) and Intron-A (interferon-alfa-2b), which are marketed by Merck, Pegasys (pegylated interferon-alfa-2a) and Roferon-A (interferon-alfa-2a), which are marketed by Roche and several branded and generic versions of ribavirin.
     Many patients experience unpleasant side effects when receiving interferon-based products, including flu-like symptoms such as fatigue, pyrexia, myalgia, cough, headache, and rigors, psychiatric reactions, such as depression, irritability and anxiety, as well as neutropenia and thyroid dysfunction. Due to the nature of HCV infection, a majority of patients do not show any symptoms from the disease. Ironically, the harsh side effects associated with the current treatment regimen often make patients feel sicker than the disease itself. As a result, physicians often delay treatment of HCV-infected patients until tests of liver function demonstrate initial liver degeneration due to the infection. In clinical studies, harsh side effects have caused discontinuation of treatment in approximately 10 to 20 percent of patients. Some of these side effects may also require additional drug therapies, which increase the cost to the patient. Further, the optimal dose, treatment length and response rates to interferon and ribavirin therapy vary considerably based on HCV genotype and mode of therapy, i.e., monotherapy or combination therapy.
     Direct Antivirals in Development for Treating HCV
     In response to the limitations of existing treatments for HCV infection, companies are developing direct-acting antivirals (DAAs) for use in combination with the current treatment regimen of interferon and ribavirin. Two DAAs, both protease inhibitors are currently under review by the FDA for regulatory approval; telaprevir developed by Vertex in collaboration with Tibotec (Janssen Pharmaceutica / Johnson & Johnson) and Mitsubishi-Tanabe Pharma and boceprevir developed by Merck. Unlike interferons, which work by stimulating the immune system’s response to viral infection, HCV DAAs inhibit viral replication by targeting viral proteins essential for replication: the protease, polymerase or NS5A region of the virus. Accordingly, DAAs when added to the current standard of care may significantly improve treatment outcomes in difficult to treat patients such as those infected with HCV genotype 1. The addition of DAAs to the current standard of care could also lead to shorter treatment duration, which could increase patient compliance. While DAAs will likely initially be used in combination with pegylated interferon-alfa and ribavirin, it may be possible to eventually replace one or both of these agents with a combination of DAAs. This would allow for an all oral-based treatment regimen for HCV that eliminates the untoward side effects associated with inferferon-alfa treatment.
     ANA598 belongs to a class of DAAs known as non-nucleoside polymerase inhibitors. If approved, ANA598 would likely be used in combination with the current standard of care and/or other DAAs, such as protease inhibitors, other polymerase inhibitors, or NS5A inhibitors. ANA598 may also be combined with cyclophilin inhibitors whose action is mediated via inhibition of a host (human) enzyme. Although any product currently approved or approved in the future for the treatment of HCV infection could potentially decrease or eliminate the commercial opportunity of ANA598, we expect that in a combination setting a non-nucleoside polymerase inhibitor would be complementary with a protease inhibitor, a nucleoside polymerase inhibitor, NS5A inhibitor and cyclophilin inhibitors. We believe that other non-nucleoside polymerase inhibitors would likely be the most direct competitors of ANA598, but depending on the resistance profiles of the compounds, it is possible that even two non-nucleoside polymerase inhibitors could be complementary. To our knowledge, the following non-nucleoside polymerase inhibitor programs are currently under clinical evaluation: filibuvir by Pfizer, GS-9190 by Gilead, TMC-647055 by Tibotec/Johnson & Johnson (Janssen), ABT-072 and ABT-333 by Abbott, BI-207127 by Boehringer Ingelheim, BMS-791325 by Bristol-Myers Squibb, IDX-375 by Idenix, and VX-222 by Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Additional late stage DAAs in clinical development for HCV that may be complementary to or competitive with ANA598 include: the protease inhibitors telaprevir, in development by Vertex Pharmaceuticals, Tibotec (Janssen Pharmaceutica / Johnson & Johnson)

and Mitsubishi Tanabe Pharma; boceprevir, in development by Merck; danoprevir, in development by Roche; TMC-435350, in development by Tibotec (Janssen Pharmaceutica / Johnson & Johnson) and Medivir and BMS-650032, in development by Bristol-Myers Squibb; as well as, BI-201335, in development by Boehringer Ingelheim; the nucleoside polymerase inhibitors RG7128, in development by Roche; and PSI-7977 in development by Pharmasset; and the NS5A inhibitor BMS-790052, in development by Bristol-Myers Squibb. Cyclophilin inhibitors, such as DEB-025, in development by Novartis may also be competitive with ANA598.
     Immunological Agents in Development for Treating HCV
     Due to the side effects and poor treatment response to interferon therapy discussed above, there are currently a number of agents in development that could potentially replace today’s pegylated interferons. ANA773 is an oral prodrug of a TLR7 agonist that we have evaluated for the treatment of HCV. There are a number of agents in clinical development that could potentially compete with ANA773 as a new agent for the treatment of HCV, including Locteron, in development by Biolex Therapeutics and Omega DUROS interferon (ITCA-638) in development by Intarcia Therapeutics, both of which are longer-acting versions of interferon alfa. Also, in development as potential improvements to existing interferons are PEG-Interferon Lambda, in development by Bristol Myers-Squibb, IMO-2125, a TLR9 agonist in development by Idera, and SD-101, a TLR9 agonist in development by Dynavax Technologies, each of which is currently being studied in early stage clinical trials in HCV patients. In addition, Gilead has advanced GS-9620, a TLR7 agonist into a Phase I clinical trial in HCV patients.
     Competitive Risks
     We are in the early stages of a Phase IIb study of ANA598, which was initiated following completion of three short term Phase I studies and a nearly concluded Phase IIa study in which ANA598 was dosed in combination with standard of care for 12 weeks, and we have only conducted short term Phase I studies of ANA773. Therefore, it is difficult to predict the efficacy, safety and tolerability that these product candidates will demonstrate in longer term trials, alone or in combination with other agents. It is also difficult to predict how these product candidates will interact with other product candidates in development or on the market, until we perform combination studies. Further, it is difficult to predict whether our product candidates will cause any toxicity issues, potential side effects, or other negative consequences associated with their long-term use. During the course of future clinical trials, we may discover that these product candidates are less effective, require unacceptable dosing regimens, or have a similar side effect profile as the profile associated with current therapies or future competitors. This may result in our product candidates being less advantageous or less desirable from a patient and treating physician perspective as compared to current or alternative therapies for HCV.
     We face competition from pharmaceutical and biotechnology companies both in the U.S. and abroad. Our competitors may utilize discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our future collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do and far more experience in the development of product candidates and the commercialization of potential products. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.
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
     We expect that competition among HCV therapies approved for sale will be based on various factors, including improved product efficacy, safety and tolerability, resistance profiles, ease of administration (e.g., oral vs. intravenous administration), availability, price, reimbursement status and patent position. Potential competitors may develop treatments for HCV that are more effective and/or safer or more convenient than our product candidates or that would make our technology and product candidates obsolete or non-competitive.
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
Research and Development Expenses
     Research and development expenses consist primarily of costs associated with the discovery, preclinical and clinical development of our product candidates. Research and development expenses are the primary source of our expenses and totaled $12.0 million, $19.5 million and $26.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employees
     As of March 1, 2011, we had 24 regular, full-time employees and three other employees, including 16 in research and development, and the balance in general and administrative positions, with 14 of our employees holding Ph.D., M.D. or other advanced degrees. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Executive Officers of the Registrant
     The following table sets forth information regarding our executive officers as of March 1, 2011:

Name	Age	Position
Steve Worland, Ph.D.	53	President and Chief Executive Officer
James L. Freddo, M.D.	56	Senior Vice President, Drug Development and Chief Medical Officer
Kevin L. Eastwood	47	Senior Vice President, Corporate Development
James Appleman, Ph.D.	54	Senior Vice President, Research and Chief Scientific Officer
Elizabeth E. Reed, J.D.	40	Senior Vice President, Legal Affairs and General Counsel
Peter T. Slover, CPA	36	Vice President, Finance and Operations
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
     James L. Freddo, M.D. was appointed a member of the Board of Directors in January 2011 and has served as Senior Vice President, Drug Development and Chief Medical Officer since July 2008. Prior to joining Anadys in July 2006, Dr. Freddo was Vice President, Clinical Site Head and Development Site Head, Pfizer Global Research and Development, La Jolla. Previously at Pfizer, he was Executive Director, Site Therapeutic Area Leader, Clinical Development, Oncology. While at Pfizer, Dr. Freddo led the team responsible for the registration of Sutent® (sunitinib malate), a drug approved by the FDA in January 2006 for treating advanced kidney cancer and gastrointestinal stromal tumors. Prior to Pfizer, Dr. Freddo held a variety of senior management positions at Wyeth-Ayerst Research from December 1996 until June 2002, including Senior Director, Oncology, Senior Director, Infectious Diseases, and Senior Director, Transplantation Immunology. Dr. Freddo currently serves as a member of the Board of Directors of InfuSystem Holdings, Inc., a healthcare services company. He holds a B.S. degree in Medical Technology from the State University of New York at Stony Brook, and a M.D. degree from the University of North Carolina, where he also completed his fellowship training.
     Kevin L. Eastwood joined us in January 2011 as Senior Vice President, Corporate Development. Prior to joining Anadys, Mr. Eastwood was Vice President, Corporate Development at Ambrx, Inc. from May 2006 to December 2010, Senior Vice President, Business Development at Achillion Pharmaceuticals, Inc. from June 2000 to May 2006 and Senior Manager, Business Development at Agouron Pharmaceuticals, Inc. from August 1997 to June 2000. In these positions, Mr. Eastwood was responsible for executing business transactions with a number of leading biotechnology and pharmaceutical companies, including Pfizer, Inc., Merck and Co., Inc., Eli Lilly and Co., and Gilead Sciences. Mr. Eastwood began his pharmaceuticals career in sales and marketing at Marion Laboratories and transitioned to business development while at Agouron. He received a B.S. degree in Biology from Missouri State University.
     James Appleman, Ph.D. was named Senior Vice President, Research and Chief Scientific Officer in January 2011. Dr. Appleman joined us in 2001 and has held several positions of increasing responsibility with us including Senior Vice President, Research in 2010, Vice President, Research in 2009, Vice President, Biology from February 2007 to 2009 and Senior Director of Project Management and Planning from 2005 to February 2007, as well as earlier positions. Prior to joining Anadys, Dr. Appleman was a faculty member at St. Jude Children’s Research Hospital and subsequently held positions at Gensia, Inc., a biopharmaceutical company and Metabasis, a biopharmaceutical company. Dr. Appleman received a Ph.D. in Biochemistry from Oklahoma State University and completed his postdoctoral training at Dartmouth Medical School.

     Elizabeth E. Reed, J.D. has served as our Senior Vice President, Legal Affairs and General Counsel since August 2009. Ms. Reed joined us in 2001 and has served as our Corporate Secretary since January 2002. Previously, Ms. Reed served as our Vice President, Legal Affairs from December 2006 to August 2009, as our Senior Director, Legal Affairs from December 2002 to December 2006 and as our Director of Legal Affairs from October 2001 to December 2002. Prior to joining us, Ms. Reed was associated with the law firms of Cooley Godward LLP and Brobeck, Phleger & Harrison LLP. Ms. Reed is a member of the State Bar of California and received her B.S. in Business Administration with an emphasis in finance from the Haas School of Business at the University of California, Berkeley and holds a J.D., cum laude, from Harvard Law School.
     Peter T. Slover has served as our Vice President, Finance and Operations since July 2009. Mr. Slover joined us in 2004 as Manager of Financial Reporting and served in this position through December 2005. From January 2006 to July 2006, Mr. Slover served as the Company’s Senior Manager, Financial Reporting and Internal Controls, from August 2006 to December 2006 as our Associate Controller, from January 2007 to December 2008 as our Controller and from January 2009 to July 2009 as our Senior Director, Finance and Corporate Controller. Prior to joining the Company, Mr. Slover began his career as an auditor at KPMG LLP where he spent seven years in public accounting. Mr. Slover is a licensed Certified Public Accountant in the State of California. Mr. Slover received a B.S. degree in Business Administration from Shippensburg University.
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
     We may be unable to enter into future strategic or collaborative transactions, and in particular transactions around ANA598 or ANA773, on terms acceptable to us, or at all.
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
     In order to advance ANA598 and ANA773 through later stage development, we will require additional funds and we may not be able to obtain such funds.
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
     Our December 31, 2010 cash, cash equivalents and marketable securities balance was $38.0 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to advance our programs fully through later stage development. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or both of our development programs.
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

     We do not anticipate that we will generate significant revenues from operations for at least several years, if ever. Until we can generate significant revenues from operations, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic alliances or other transactions, project financing and grant funding, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or both of our development programs or our commercialization efforts.
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
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early-stage clinical testing of compounds. Our current product candidates are at only the early-to-mid stages of clinical trials. ANA598, ANA773 and any other compounds that we may develop, may never be approved for commercial sales. These compounds will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.
     We expect our net losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net losses since our incorporation in 1992, and through December 31, 2010 we have an accumulated deficit of $299.7 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We will need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
     The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named Toll-Like Receptor-7, or TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals that showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying ANA598 is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. ANA598 and ANA773 are at only the early stage to mid stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.
     Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that ANA598 or ANA773 will have favorable results in on-going or future clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines or durability of response seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, the favorable 12 week viral response data from our ANA598 Phase IIa study may not be repeated in the ANA598 Phase IIb study and may not translate into long-term benefit due to the potential emergence of resistant variants or other factors, such as low ribavirin levels in patients. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. Furthermore, if future toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If ANA598 or ANA773 fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in future toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of ANA598 or ANA773. If we delay or abandon our development efforts related to ANA598 or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     Future results of our ongoing ANA598 Phase II combination studies and results of future trials may not be as favorable as results we have seen to date.
     To date, we have seen positive preliminary antiviral response and safety data in our ongoing Phase IIa combination study in which ANA598 was dosed for 12 weeks in combination with pegylated interferon and ribavirin, after which patients continued to receive pegylated interferon and ribavirin. This data includes on-treatment data showing a durable antiviral response through 12 weeks, with only a single patient (<2%of patients in the ANA598 arms) experiencing viral breakthrough while receiving ANA598 plus pegylated interferon and ribavirin. This data also includes data through 48 weeks for the 200 mg bid cohort and through 36 weeks for the 400 mg bid dose cohort. Included in the 48 week data for the 200 mg cohort is data showing that four of four patients for whom data has been analyzed who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 24 weeks later, referred to as achieving a Sustained Virological Response, or SVR. Included in the 36 week data for the 400 mg cohort is data showing that three of six patients for whom data is available who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 12 weeks later (SVR12). We believe that low ribavirin levels in the three patients who failed to achieve an SVR12 were a contributing factor to this outcome. There is no guarantee that additional data from this study, once analyzed, or data from future studies, will be as favorable, or viewed as favorably, as the data analyzed to date. The overall number of patients in this study is small, and therefore it may be difficult to assess the true impact of ANA598 based on limited SVR data. If the SVR rates from this small study are less than hoped for, or do not meet your, analysts’, potential collaborators’ or others’ expectations, the perception of the value of ANA598 could be harmed, causing our stock price to suffer.
     More generally, it remains unknown whether the favorable antiviral response and durability of response we have seen to date with ANA598 will provide sustained benefit resulting in improved SVR rates in larger studies. Also, there is no guarantee that the very low viral breakthrough rate that we have seen in the Phase IIa study will be replicated in future studies. If the results of future ANA598 studies do not show improved SVR rates over pegylated interferon and ribavirin alone and if there are no alternative paths in which ANA598 shows benefit in combination with another direct-acting antiviral, then the prospects for developing ANA598 as a competitive component of future HCV treatment could be limited.
     We intend to develop ANA598 and ANA773 as components of combination treatments, which presents additional challenges to the drug development process.
     We are developing ANA598 and ANA773 as potential components of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which, except for drugs about to be approved, could require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. An important element of development for an agent such as ANA598 will be to test the agent in combination with one or more other direct antivirals. In order for us to pursue this development strategy, we will need to utilize approved DAAs if available or engage the interest of other biopharmaceutical or pharmaceutical companies, since we do not have another direct antiviral to combine with ANA598. Our ability to engage this interest from other companies that have direct antivirals in development will be impacted by such companies’ internal HCV portfolio dynamics, with such dynamics influencing the companies’ perceived attractiveness of combining with an agent such as ANA598. For those companies that have a desire to combine with an agent such as ANA598, we will be dependent on their perception of the profile of ANA598. If they do not view the profile of ANA598 as favorably as we do, or if they establish other criteria for combination that we have not yet satisfied with ANA598, we could experience difficulties or delays in pursuing such combination trials. For example, within the HCV community to date there has been an emphasis on the genetic barrier to resistance of antiviral agents (leading to a potential conclusion that the administration of non-nucleosides is more likely to result in resistance than the administration of nucleosides due to the lower genetic barrier of resistance of nucleosides). Only more recently has there been an appreciation of the importance of a pharmacological barrier to resistance, which ANA598 exhibited in the Phase IIa combination study. Depending on other companies’ perception of this issue, we could experience less enthusiasm for ANA598 as a combination partner. If we are unable to optimize the development of ANA598, our business prospects could be harmed, causing our stock price to suffer.
     There is no guarantee that in future studies of ANA598, in which ANA598 will be dosed for longer duration in combination with other agents, that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     We have recently initiated a Phase IIb study in which ANA598 will be dosed for up to 48 weeks in combination with current standard of care. To date, ANA598 has not been dosed beyond 12 weeks, and there is no guarantee that the safety, tolerability or durability of response of ANA598 will be as favorable when dosed for longer durations. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
     Our projected development timelines for ANA598 and ANA773 are contingent, among other things, on our anticipated interactions with ex-US regulatory authorities for both programs. There is no guarantee that the ex-US regulatory authorities will allow the studies to proceed or that they will not impose requirements which could result in unexpected cost increases and/or delays to our desired timelines for the studies.
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
     We have recently decided to resume clinical investigation of ANA773 for HCV. There is no guarantee that development of the program will be continued beyond the upcoming Phase IIa study.
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
     In 2007 we terminated our ANA975 development program due to challenges seen in animal toxicology studies. To the extent that the ANA975 toxicology observations are mechanism related, our ANA773 program could be negatively impacted, causing our stock price to decline.
     ANA975 is an oral prodrug of isatoribine, a TLR7 agonist. In 2007 we discontinued the development of ANA975 as a treatment for HCV infection due to intense immune stimulation in animals. To the extent that any of the ANA975 toxicology observations are mechanism related, rather than compound specific, we, or a potential future collaborator, will need to determine whether the level of immune stimulation induced by TLR7 agonists can be modulated to achieve a potential therapeutic benefit with an acceptable safety profile. Although results from our ANA773 13-week animal toxicology study indicated that with every-other-day dosing of ANA773, immune stimulation of a magnitude believed to confer therapeutic potential can be achieved without adverse toxicology findings, there is no guarantee that this favorable toxicology profile will persist in future toxicology studies of longer duration, or that we will not see adverse safety findings in humans. If we are unable to modulate the immunomodulatory effect with a dose and schedule that provides therapeutic benefit without causing unacceptable adverse events, then the future development of ANA773 may not be viable, or attractive to a potential licensee, which could materially and adversely affect our business and cause our stock price to decline.
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
     We are a small company and have approximately 25 employees. Our success depends on our continued ability to retain and motivate highly qualified management and scientific personnel. In particular, our programs depend on our ability to retain highly skilled clinical and preclinical personnel in the field of HCV.
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

     Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases other than HCV. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients infected with HCV.
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
     Our commercial success also depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in HCV. These could materially affect our ability to develop our drug candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our product candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.
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
     If we find during clinical evaluation that our drug candidates for the treatment of HCV should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, inducing infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.
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

     If our competitors develop treatments for HCV that are approved faster, marketed better or demonstrated to be more effective than ANA598, ANA773, or any other products that we may develop, our commercial opportunity will be reduced or eliminated.
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV. Potential competitors may develop treatments for HCV that are more effective or less costly than our product candidates or that would make our product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with ANA598 or ANA773. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate for the treatment of chronic hepatitis C virus infection in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other direct antiviral agents (DAAs) such as protease inhibitors, NS5A inhibitors, and/or polymerase inhibitors. ANA598 may also be used in combination with cyclophilin inhibitors which target a host (human) enzyme. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non-nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Tibotec/Johnson & Johnson (Janssen), Abbott, Boehringer Ingelheim, Bristol-Myers Squibb, Idenix, and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: PegIntron (pegylated interferon-alfa-2b), which are marketed by Merck; and Pegasys (pegylated interferon-alfa-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alfa-2a), which are marketed by Roche. ANA598 may also face competition from DAAs currently in later stage clinical development for the treatment of HCV including the protease inhibitors (telaprevir, which is being developed by Vertex Pharmaceuticals, Tibotec (Janssen Pharmaceutica / Johnson & Johnson) and Mitsubishi Tanabe Pharma; boceprevir, in development by Merck; TMC-435350, in development by Johnson & Johnson (Tibotec) and Medivir; BMS-650032 in development by Bristol-Myers Squibb; BI-201335, in development by Boehringer Ingelheim; and danoprevir, in development by Roche), the nucleoside polymerase inhibitors (RG7128, in development by Roche; and PSI-7977, in development by Pharmasset), the NS5A inhibitor (BMS-790052, in development by Bristol-Myers Squibb), and the non-nucleoside inhibitors (GS-9190, in development by Gilead; VX-222, in development by Vertex; ABT-072 and ABT-333, in development by Abbott; BMS-791325, in development by BMS, IDX375 by Idenix, BI-207127 by Boehringer Ingelheim, TMC-647055 by Tibotec / Johnson & Johnson; and filibuvir, in development by Pfizer). Cyclophilin inhibitors, such as DEB-025, in development by Novartis may also be competitive with ANA598.
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
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
     Our headquarters and research and development facility is located in approximately 14,000 square feet of office and laboratory space in San Diego, California. We occupy this facility under a lease, which expires on January 31, 2012.
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

2010	High	Low
First Quarter	$2.65	$1.83
Second Quarter	3.24	1.92
Third Quarter	2.42	1.67
Fourth Quarter	2.38	0.90

2009	High	Low
First Quarter	$8.43	$1.61
Second Quarter	6.90	1.68
Third Quarter	3.32	1.44
Fourth Quarter	3.02	1.79
     Holders
     As of January 28, 2011, there were approximately 5,400 holders of our common stock.
     Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

     Performance Measurement Comparison (1)
     The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2005 in (i) our common stock (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
     Comparison of cumulative total return on investment since December 31, 2005:

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010

Anadys Pharmaceuticals, Inc.	$100.00	$55.91	$18.30	$17.84	$23.98	$16.14
NASDAQ Composite Index	100.00	109.52	120.27	71.51	102.89	120.29
NASDAQ Biotechnology Index	100.00	101.02	105.65	92.31	106.74	122.76

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data
     The selected financial data set forth below with respect to our consolidated statements of operations for each of the three years in the period ended December 31, 2010 and, with respect to our consolidated balance sheets, at December 31, 2010 and 2009 are derived from our audited consolidated financial included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on
Form 10-K.

	For the year ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except net loss per share)
Consolidated Statements of Operations Data:
Revenues	$—	$—	$—	$24,118	$5,420
Operating expenses:
Research and development	12,026	19,494	25,993	28,192	25,419
General and administrative	6,478	8,243	8,109	8,692	11,308

Total operating expenses	18,504	27,737	34,102	36,884	36,727

Loss from operations	(18,504)	(27,737)	(34,102)	(12,766)	(31,307)

Other income (expense):
Interest income	106	478	1,482	3,611	4,727
Interest expense	—	—	—	—	(69)
Gain (loss) from valuation of common stock warrant liability	2,016	(151)	—	—	—
Other, net	33	132	218	(17)	(111)

Total other income (expense), net	2,155	459	1,700	3,594	4,547

Net loss	$(16,349)	$(27,278)	$(32,402)	$(9,172)	$(26,760)

Net loss per share, basic and diluted:	$(0.38)	$(0.81)	$(1.13)	$(0.32)	$(0.94)

Shares used in calculating net loss per share, basic and diluted:	43,570	33,775	28,750	28,646	28,512

	As of December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$37,984	$20,490	$27,936	$56,495	$82,149
Working capital	34,452	13,769	24,325	52,084	75,054
Total assets	39,537	21,735	31,674	61,526	89,401
Long-term debt, net of current portion	—	—	—	—	—
Accumulated deficit	(299,681)	(283,332)	(256,054)	(223,652)	(214,480)
Total stockholders’ equity	34,673	14,429	25,825	55,679	60,325

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We believe hepatitis C represents a large and significant unmet medical need. Our objective is to contribute to an improved treatment outcome for patients with this serious disease. We are currently focusing most of our efforts on the development of ANA598, a direct-acting antiviral (DAA) for the treatment of hepatitis C. We are currently conducting a Phase II study of ANA598 in combination with pegylated interferon alfa and ribavirin, which is the current standard of care (SOC) for the treatment of hepatitis C. This study is being conducted in patients infected with hepatitis C virus (HCV).
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
     On June 1, 2010, we sold approximately 5.8 million registered shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were at a purchase price of $2.15 per share. The net proceeds related to this transaction were $11.4 million. On October 20, 2010, we sold approximately 13.9 million registered shares of common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were at a purchase price of $1.80 per share. The net proceeds related to this transaction were $23.3 million. We intend to use the net proceeds from these financings to support the Phase IIb study of ANA598 and for general corporate purposes, including working capital.
     We have incurred significant operating losses since our inception and, as of December 31, 2010, our accumulated deficit was $299.7 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	optimize methods for and scale-up manufacturing of ANA598 for clinical trials and potential commercialization;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

Research and Development
     During 2010, 2009 and 2008, research and development expenses consisted primarily of costs associated with clinical development of the Company’s product candidates. Research and development expenses may include external costs such as fees paid to clinical research organizations, clinical trial investigators, contract research organizations, drug substance and drug product manufacturers and consultants. Research and development expenses may also include internal costs such as compensation, supplies, materials, an allocated portion of facilities costs, an allocated portion of information systems support personnel and depreciation.
     At this time, due to the risks inherent in the clinical trial process and given the multiple potential avenues for the development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. Clinical development timelines, likelihood of success and total costs vary widely. However, we expect our research and development costs to be substantial and to increase as we advance our product candidates through clinical development.
     The following summarizes our research and development expenses for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2010	2009	2008
ANA598	$8,808	$10,355	$11,044
ANA773	264	3,103	8,177
Infrastructure, support personnel and other	2,718	4,052	5,501
Section 48D grant	(489)	—	—
Severance related to 2009 strategic restructuring	—	630	—
Non-cash employee and non-employee share-based compensation	725	1,354	1,271

Total research and development expense	$12,026	$19,494	$25,993

     We submitted applications for qualified investments for ANA598 and ANA773 in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. In October 2010, we received notification of grants in the aggregate amount of $0.5 million being approved.
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
     Drug Development Costs. Drug development costs include costs associated with the development of our product candidates including the manufacturing of clinical trial material, payments to clinical trial investigators, payments to clinical research organizations and certain non-clinical activities. We review and accrue drug development costs based on work performed. We estimate work performed utilizing factors such as subject enrollment, estimated timeline for completion of studies and other factors. These costs and estimates vary based on the type, scope and length of non-clinical and clinical studies as well as other factors. Drug development cost accruals are subject to revisions as studies, projects and trials progress to completion. Expense is adjusted for revisions in the period in which the facts that give rise to the revision become known.

     Common Stock Warrant Liability. We account for common stock warrants which may potentially be settled with cash as a liability. The common stock warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date until such time that they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of the warrants is estimated using input assumptions derived by management to the Black-Scholes pricing model.
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
Results of Operations
     Comparison of the Years Ended December 31, 2010, 2009 and 2008
     Research and Development Expenses. Research and development expenses were $12.0 million, $19.5 million and $26.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The $7.5 million decrease from 2009 to 2010 was attributable to a $2.8 million decrease in ANA773 development costs, a $1.5 million decrease in ANA598 development costs and a $0.7 million decrease in facility costs associated with the relocation of our corporate headquarters in July 2009. The remaining decrease of $2.5 million was primarily attributed to personnel cost savings from our completed strategic restructuring which was initiated in June 2009. During 2010, we incurred external development costs of $4.1 million associated with our ANA598 program. External development costs in 2010 related to the following: our Phase IIa combination study, the manufacturing of clinical trial materials for our Phase IIb combination study and our Phase IIb combination study which initiated screening in December 2010. During 2009, we incurred external development costs of $5.0 million associated with our ANA598 program. External development costs in 2009 related to the following: our completed Phase Ib clinical trial in HCV patients, our completed long-term chronic toxicology studies of ANA598, our completed 14-day healthy volunteer study and our Phase IIa clinical trial in HCV patients. During 2009, we elected to suspend further development of ANA773 in order to focus our resources on ANA598. As such, development costs associated with ANA773 decreased $2.8 million during 2010 when compared to the same period in 2009. ANA773 development costs during the year ended December 31, 2009 were primarily driven by our now completed Phase Ib clinical trial for the treatment of HCV. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.7 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively. Included as a component of our share-based compensation expense for the year ended December 31, 2009 was $0.3 million of expense associated with the modification of stock options for individuals included in our completed 2009 strategic restructuring.
     The $6.5 million decrease from 2008 to 2009 was primarily due to $6.4 million in cost savings associated with our strategic restructuring initiated in June 2009 of which $5.1 million was due to reduced ANA773 development costs and $1.3 million of which was due to reduced infrastructure and support personnel costs. These decreases were partially offset by severance costs of $0.6 million. During 2009, we incurred $5.0 million of external development costs associated with the following ANA598 program activities which consisted of the following: our completed Phase Ib clinical trial in HCV patients, our completed long-term chronic toxicology studies of ANA598, our completed 14-day healthy volunteer study and our on-going Phase IIa clinical trial in HCV patients. During 2009, we incurred $1.7 million of external development costs associated with our ANA773 program activities: our completed Phase Ib clinical trial for HCV and our Phase I clinical trial for oncology. As we are not currently pursing the development of ANA773 for oncology we do not anticipate incurring significant costs related to this indication in future periods. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $1.4 million for the year ended December 31, 2009 compared to $1.3 million for the year ended December 31, 2008. Included in our non-cash share-based compensation expense for the year-ended December 31, 2009 is $0.3 million associated with the modification of stock options for individuals included in our strategic restructuring.
     General and Administrative Expenses. General and administrative expenses were $6.5 million, $8.2 million and $8.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included as a component of our general and administrative expenses for the year ended December 31, 2009 was $0.7 million in severance related costs associated with our 2009 strategic restructuring. The remaining decrease in costs from 2009 to 2010 was primarily related to personnel cost savings associated with our completed strategic restructuring and to a lesser extent fluctuations in costs associated with our patent portfolio. The $0.1 million increase from 2008 to 2009 was primarily attributable to severance costs of $0.7 million, which were partially offset by a reduction in allocated facility costs associated with the relocation of our corporate headquarters to a smaller facility. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors for the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.4 million and $1.5 million, respectively. Included in our non-cash share-based compensation expense for the year-ended December 31, 2009 is $0.1 million associated with the modification of stock options for individuals included in our 2009 strategic restructuring.
     Interest Income. Interest income was $0.1 million, $0.5 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The $0.4 million decrease in our interest income from 2009 to 2010 was primarily the result of lower yields on our securities as higher yield securities matured in 2009 and 2010 and were replaced with lower yield securities. The $1.0 million decrease in our interest income from 2008 to 2009 was the result of a lower average cash, cash equivalents and securities available-for-sale balance and lower interest rates during 2009 compared to 2008. Our average balance of cash, cash equivalents and securities available-for-sale, which were invested in interest bearing securities, was $22.9 million in 2009 compared to $40.6 million in 2008. The decrease in our average cash balance from 2008 to 2009 was driven by our use of cash, cash equivalents and securities to fund our on-going operations partially offset by proceeds received from the equity financing during June 2009.
     Valuation of Common Stock Warrant Liability. During 2010, the Company recorded a non-cash gain of $2.0 million associated with the decrease in the fair value our common stock warrant liability from December 31, 2009 to December 31, 2010. This decrease was primarily a result of a decrease in the Company’s stock price from December 31, 2009 and December 31, 2010. The fair value was calculated using the Black Scholes pricing model and is remeasured at each reporting period. During 2009, the Company recorded a non-cash loss of $0.2 million associated with an increase in our common stock liability from June 3, 2009 (issuance date of the warrants) to December 31, 2009. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our December 31, 2010 cash, cash equivalents and marketable securities balance was $38.0 million. Our cash, cash equivalents and available-for sale securities increased by $17.5 million from December 31, 2009 to December 31, 2010. The increase in cash, cash equivalents and securities available-for-sale is the result of net proceeds of $34.7 million received from our completed equity financings in June and October 2010, partially offset by our year-to-date cash utilization to fund our operations. We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months.
     On June 1, 2010, we sold approximately 5.8 million registered shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were at a purchase price of $2.15 per share. The net proceeds related to this transaction were $11.4 million. On October 20, 2010, we sold approximately 13.9 million registered shares of common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were at a purchase price of $1.80 per share. The net proceeds related to this transaction were $23.3 million.
     Excluding the net proceeds from our equity financings completed during June and October 2010, we used $17.2 million in cash to fund operations during the year ended December 31, 2010 compared to $23.4 million during the year ended December 31, 2009. The decease in our operating cash burn can be attributed to the following factors: our strategic restructuring, initiated in June 2009, our decision to suspend the development of ANA773 for HCV and oncology and the relocation of our corporate headquarters to a smaller facility in July 2009.
Future Cash Requirements
     We expect our cash burn to increase significantly in 2011 when compared to 2010 as we conduct our Phase IIb combination study for ANA598. In addition, we announced in October 2010 that we are resuming development of ANA773 for the treatment of hepatitis C. We plan to begin a Phase IIa combination study for ANA773 in the second quarter of 2011.

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
Investment Portfolio
     As of December 31, 2010, we have $37.7 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 27.4 months with an overall average months to maturity of 6.2 months. We have the ability to liquidate these marketable securities without restriction or penalty.
     As of December 31, 2010, we performed a review of all of the securities in our portfolio with an unrealized loss position, to determine if any other-than-temporary impairments were required to be recorded. Factors considered in our assessment included but were not limited to the following: our ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2010 related to securities currently in our portfolio. We also noted that none of the securities as of December 31, 2010 have been in an unrealized loss position for greater than one year. As of December 31, 2010 we do not own any asset-backed securities or auction rate securities.
Cash Flows from Operating Activities and Investing Activities
     Our consolidated statements of cash flows are summarized as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Net cash used in operating activities	$(16,988)	$(24,229)	$(28,288)

Cash (used in) provided by investing activities
Purchase of securities available-for-sale	$(38,934)	$(24,657)	$(8,806)
Proceeds from sale of securities available-for-sale	24,191	26,484	12,463
Purchase of property and equipment	(7)	(88)	(213)
Proceeds from disposal of property and equipment	6	111	392

Net cash (used in) provided by investing activities	$(14,744)	$1,850	$3,836

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
Cash Flows from Financing Activities
     Our consolidated statements of cash flows are summarized as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Cash provided by financing activities
Proceeds from exercise of stock options and employee stock purchase plan	$158	$385	$259
Proceeds from equity financing, net of issuance costs	34,694	16,015	—

Net cash provided by financing activities	$34,852	$16,400	$259

     On June 1, 2010, we sold approximately 5.8 million registered shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were at a purchase price of $2.15 per share. The net proceeds related to this transaction were $11.4 million. On October 20, 2010, we sold approximately 13.9 million registered shares of common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were at a purchase price of $1.80 per share. The net proceeds related to this transaction were $23.3 million. The proceeds from these equity financings are being utilized to fund operating activities and to advance ANA598 and ANA773 for the treatment of HCV.
Aggregate Contractual Obligations
     The following summarizes our contractual obligations as of December 31, 2010 (in thousands):

		Less
		than 1	20012 to	2014 to
Contractual Obligations	Total	Year	2013	2015	Thereafter
Operating leases [1]	$324	$296	$28	$—	$—
Minimum royalty commitment	600	100	200	200	100

	$924	$396	$228	$200	$100

[1]	On February 28, 2011, we entered into a lease agreement with ARE-SD Region No. 31, LLC for the lease of 13,674 square feet of office and laboratory space in which the Company will continue to use for our headquarters and research and development facility. The lease replaces our expired sublease with Phenomix Corporation for the same space located in San Diego, California. Obligations associated with this lease are included in the table above.
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
Off-Balance Sheet Arrangements
     As of December 31, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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

Item 9A. Controls and Procedures
     Management’s Report on Internal Control Over Financial Reporting
     Evaluation of Disclosure Controls and Procedures: Our President and Chief Executive Officer and Vice President, Finance and Operations performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Operations concluded that our disclosure controls and procedures were effective as of December 31, 2010 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
     Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
     Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance and Operations, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm.
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

     Report of Independent Registered Public Accounting Firm
     The Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.
     We have audited Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anadys Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Anadys Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Anadys Pharmaceuticals, Inc. and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 4, 2011

Item 9B. Other Information
     Not applicable.

Part III
     Certain information required by Part III of Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2011 Annual Meeting of Stockholders (the Proxy Statement) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table summarizes our outstanding securities and securities available for future issuance under our equity compensation plans as of December 31, 2010. Security holders of the Company have approved the 2002 Equity Incentive Plan, 2004 Equity Incentive Plan (2004 Plan), 2004 Non-Employee Directors’ Stock Option Plan and 2004 Employee Stock Purchase Plan.
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

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	6,820,466	$3.25	3,027,533
Equity compensation plans not approved by security holders	200,000	$3.00	—

Total	7,020,466		3,027,533

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following financial statements, financial statements schedules and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Financial Statements. See index to consolidated financial statements on page F-1.

(2)	Financial Statement Schedules. All financial statements schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.1#	2002 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.2#	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.3#	2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.4#	Form of Stock Option Agreement under 2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.5#	Form of Amendment to Stock Option Agreement Under 2004 Equity Incentive Plan, applicable to Non-Employee Director grants	Incorporated by reference to Exhibit 10.5 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 3, 2009.

10.6#	2004 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.7#	Form of Offering Document under the 2004 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.8#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
10.9#	Form of Stock Option Agreement Under 2004 Non-Employee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.10#	Terms of Employment dated February 1, 2001 by and between the Registrant and Steve Worland, Ph.D.	Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

10.11#	Terms of Employment dated October 2, 2001 by and between the Registrant and Elizabeth E. Reed	Incorporated by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

10.12#	Form of Inducement Stock Option Agreement	Incorporated by reference to Exhibit 10.42 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on September 25, 2006.

10.13#	Terms of Employment dated June 21, 2006 by and between the registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.21 in the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 5, 2008.

10.14#	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 10.24 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 1, 2008.

10.15	Sub-lease agreement dated June 18, 2009 by and between the Registrant and Phenomix Corporation	Incorporated by reference to Exhibit 10.24 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.16#	Terms of Employment dated July 1, 2009 for Peter T. Slover	Incorporated by reference to Exhibit 10.26 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on July 31, 2009.

10.17#	Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.29 in the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on October 30, 2009.

10.18#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.27 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on January 24, 2011.

10.19#	Amended and Restated Severance and Change in Control Agreement dated February 6, 2011 by and between the Registrant and Stephen T. Worland, Ph.D.	Attached Hereto.

10.20#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and Elizabeth E. Reed	Attached Hereto.

10.21#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and Peter T. Slover	Attached Hereto.

10.22	First Amendment to Lease dated December 20, 2010 by and between the Registrant, ARE-SD Region No. 31, LLC, and Phenomix Corporation	Attached Hereto.

10.23	Lease dated February 28, 2011 by and between the Registrant and ARE-SD Region No. 31, LLC.	Attached Hereto.

21.1	List of Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on November 14, 2003.

23.1	Consent of Independent Registered Public Accounting Firm	Attached Hereto.

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 4th day of March, 2011.

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

Signature	Title	Date

/s/ STEPHEN T. WORLAND, PH.D. Stephen T. Worland, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ PETER T. SLOVER Peter T. Slover	Vice President, Finance and Operations (Principal Financial and Accounting Officer)	March 4, 2011

/s/ STELIOS PAPADOPOULOS, PH.D. Stelios Papadopoulos, Ph.D.	Chairman of the Board	March 4, 2011

/s/ MARK G. FOLETTA Mark G. Foletta	Director	March 4, 2011

/s/ MARIOS FOTIADIS Marios Fotiadis	Director	March 4, 2011

/s/ JAMES L. FREDDO James L. Freddo	Director	March 4, 2011

/s/ KLEANTHIS G. XANTHOPOULOS, PH.D. Kleanthis G. Xanthopoulos, Ph.D.	Director	March 4, 2011

ANADYS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Anadys Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Anadys Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anadys Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anadys Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 4, 2011

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:

Cash and cash equivalents	$7,617	$4,497
Securities available-for-sale	30,367	15,993
Prepaid expenses and other current assets	1,319	559

Total current assets	39,303	21,049

Property and equipment, net	234	626
Other assets	—	60

Total assets	$39,537	$21,735

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$251	$740
Accrued expenses	2,719	2,643
Common stock warrant liability	1,881	3,897

Total current liabilities	4,851	7,280

Other long-term liabilities	13	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2010 and December 31, 2009; no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at December 31, 2010 and December 31, 2009; 57,141,223 and 37,341,957 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	57	37
Additional paid-in capital	334,298	297,687
Accumulated other comprehensive (loss) gain	(1)	37
Accumulated deficit	(299,681)	(283,332)

Total stockholders’ equity	34,673	14,429

Total liabilities and stockholders’ equity	$39,537	$21,735

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net loss per share)

	For the year ended December 31,
	2010	2009	2008
Operating Expenses:

Research and development	$12,026	$19,494	$25,993
General and administrative	6,478	8,243	8,109

Total operating expenses	18,504	27,737	34,102

Loss from operations	(18,504)	(27,737)	(34,102)

Other income (expense):

Interest income	106	478	1,482
Gain (loss) from valuation of common stock warrant liability	2,016	(151)	—
Other, net	33	132	218

Total other income (expense), net	2,155	459	1,700

Net loss	$(16,349)	$(27,278)	$(32,402)

Net loss per share, basic and diluted	$(0.38)	$(0.81)	$(1.13)

Shares used in calculating net loss per share, basic and diluted	43,570	33,775	28,750

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						other
					Additional	comprehensive		Total
	Preferred stock		Common stock		paid-in	gain	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2007	—	$—	28,696,948	$29	$279,221	$81	$(223,652)	$55,679
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	36,567	—	106	—	—	106
Issuance of common stock pursuant to the employee stock purchase plan	—	—	83,248	—	153	—	—	153
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	66	—	—	66
Share-based compensation expense including forfeitures	—	—	—	—	2,751	—	—	2,751
Comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	(32,402)	(32,402)

Comprehensive loss	—	—	—	—	—	—	—	(32,930)

Balance at December 31, 2008	—	$—	28,816,763	$29	$282,297	$(447)	$(256,054)	$25,825
Issuance of common stock pursuant to the exercise of stock options and warrants	—	—	84,465	—	232	—	—	232
Issuance of common stock pursuant to the employee stock purchase plan	—	—	82,729	—	153	—	—	153
Issuance of common stock associated with equity financing, net of issuance costs	—	—	8,358,000	8	16,007	—	—	16,015
Fair value of common stock warrants issued in connection with equity financing	—	—	—	—	(3,746)	—	—	(3,746)
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	125	—	—	125
Share-based compensation expense including forfeitures	—	—	—	—	2,619	—	—	2,619
Comprehensive loss:
Unrealized gain on securities available for sale	—	—	—	—	—	484	—	484
Net loss	—	—	—	—	—	—	(27,278)	(27,278)

Comprehensive loss	—	—	—	—	—	—	—	(26,794)

Balance at December 31, 2009	—	$—	37,341,957	$37	$297,687	$37	$(283,332)	$14,429
Issuance of common stock pursuant to the exercise of stock options	—	—	21,619	—	47	—	—	47
Issuance of common stock pursuant to the employee stock purchase plan	—	—	74,804	—	111	—	—	111
Issuance of common stock associated with equity financings, net of issuance costs	—	—	19,702,843	20	34,674	—	—	34,694
Compensation related to stock options and warrants issued to non-employees	—	—	—	—	18	—	—	18
Share-based compensation expense including forfeitures	—	—	—	—	1,761	—	—	1,761
Comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(16,349)	(16,349)

Comprehensive loss	—	—	—	—	—	—	—	(16,387)

Balance at December 31, 2010	—	$—	57,141,223	$57	$334,298	$(1)	$(299,681)	$34,673

See accompanying notes to consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(16,349)	$(27,278)	$(32,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	853	1,141
Share-based compensation	1,761	2,619	2,751
Amortization of premium/discount on securities available-for-sale	331	155	157
(Gain) loss on the sale of available-for-sale securities	—	(31)	24
Compensation related to stock option issuances to non-employees	18	96	16
(Gain) loss on valuation of common stock warrant liability	(2,016)	151	—
Rent expense related to warrants issued in connection with operating lease of the Company’s former facility	—	29	50
Gain from disposal of property and equipment	(4)	(26)	(149)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(760)	1,643	(1,198)
Other assets	60	—	1,320
Accounts payable	(489)	182	(526)
Accrued expenses	76	(2,180)	1,057
Deferred rent	—	(348)	(584)
Other liabilities	(13)	(94)	55

Net cash used in operating activities	(16,988)	(24,229)	(28,288)

Cash Flows from Investing Activities:
Purchase of securities available-for-sale	(38,934)	(24,657)	(8,806)
Proceeds from sale and maturity of securities available-for-sale	24,191	26,484	12,463
Purchase of property and equipment	(7)	(88)	(213)
Proceeds from the sale of property and equipment	6	111	392

Net cash (used in) provided by investing activities	(14,744)	1,850	3,836

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	158	385	259
Proceeds from equity financings, net of issuance costs	34,694	16,015	—

Net cash provided by financing activities	34,852	16,400	259

Net increase (decrease) in cash and cash equivalents	3,120	(5,979)	(24,193)
Cash and cash equivalents at beginning of year	4,497	10,476	34,669

Cash and cash equivalents at end of year	$7,617	$4,497	$10,476

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial recognition of the fair value of common stock warrant liability upon issuance of warrants	$—	$3,746	$—

Unrealized (loss) gain on securities available-for-sale	$(38)	$484	$(528)

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
     The Company is currently focusing its efforts on the development of ANA598, a direct-acting antiviral (DAA) for the treatment of hepatitis C. The Company is also making plans to resume the clinical development of ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7, or TLR7, pathway in hepatitis C.
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited. All significant intercompany accounts and transactions have been eliminated. In 2003, the Company discontinued its Anadys Pharmaceuticals Europe GmbH operations and intends to dissolve that entity. Anadys Development Limited was established in 2005 to serve as a legal representative of the Company for conducting clinical trials in Europe. As of and for the year ended December 31, 2010, neither Anadys Pharmaceuticals Europe GmbH nor Anadys Development Limited had active operations.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
     Impairment of Long-Lived Assets
     If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value of the asset to the carrying value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss for the periods ended December 31, 2010, 2009 and 2008.
     Research and Development
     During 2010, 2009 and 2008, research and development expenses consisted primarily of costs associated with clinical development of the Company’s product candidates. Research and development expenses may include external costs such as fees paid to clinical research organizations, clinical trial investigators, contract research organizations, drug substance and drug product manufacturers and consultants. Research and development expenses may also include internal costs such as compensation, supplies, materials, an allocated portion of facilities costs, an allocated portion of information systems support personnel and depreciation.
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
     Common stock equivalents from stock options and warrants of approximately 10.0 million, 10.1 million and 6.6 million were excluded from the calculation of net loss per share for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect would be antidilutive.
Subsequent Events
     The Company evaluated all events or transactions that occurred after the balance sheet date of December 31, 2010 through the date it issued these financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Securities Available-for-Sale
     Securities available-for-sale consisted of the following as of December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$10,018	$—	$(1)	$10,017
Municipal bonds	1,654	—	—	1,654
U.S. government sponsored enterprise securities	15,983	7	(5)	15,985
Corporate debt securities	2,713	—	(2)	2,711

	$30,368	$7	$(8)	$30,367

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$2,199	$—	$—	$2,199
Municipal bonds	1,026	—	—	1,026
U.S. treasury notes	2,048	—	(1)	2,047
U.S. government sponsored enterprise securities	9,127	8	(5)	9,130
Corporate debt securities	1,556	35	—	1,591

	$15,956	$43	$(6)	$15,993

     The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2010 and 2009 are shown below (in thousands):

	December 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$23,731	$2	$(5)	$23,728
After one year	6,637	5	(3)	6,639

	$30,368	$7	$(8)	$30,367

	December 31, 2009
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$15,956	$43	$(6)	$15,993
After one year	—	—	—	—

	$15,956	$43	$(6)	$15,993

     As of December 31, 2010, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included, but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security has been in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2010 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of December 31, 2010 have been in an unrealized loss position for greater than one year.
3. Fair Value Measurements
     As of December 31, 2010, the Company has $37.7 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 27.4 months with an overall average time to maturity of 6.2 months. The Company has the ability to liquidate these

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.
     On June 3, 2009, the Company sold warrants to purchase 2.9 million shares of common stock to institutional investors as part of an equity financing. The Company accounts for the common stock warrants which may potentially be settled with cash as a liability. See additional discussion relating to the forms of these warrants at Note 10. The Company determines fair value for the common stock warrants with Level 3 inputs through a Black-Scholes pricing model.
     There have been no transfers of assets or liabilities between the fair value measurement classifications for the years ended December 31, 2010 and 2009.
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$475	$475	$—	$—
Commercial paper	16,916	—	16,916	—
Municipal bonds	1,654	—	1,654	—
U.S. government sponsored enterprise securities	15,985	—	15,985	—
Corporate debt securities	2,711	—	2,711	—

Total financial assets	$37,741	$475	$37,266	$—

Liabilities:
Common stock warrants	$1,881	$—	$—	$1,881

Total financial liabilities	$1,881	$—	$—	$1,881

     The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at December 31, 2010 and 2009:

	For the year ended
	December 31,
	2010	2009
Risk-free interest rate	1.02%	2.69%
Dividend yield	0.00%	0.00%
Volatility factors of the expected market price of the Company’s common stock	92.99%	93.82%
Weighted-average expected life of warrant (years)	3.42	4.42
     As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $2.0 million for the year ended December 31, 2010. The Company recorded a loss of $0.2 million for the year ended December 31, 2009. The reassessment of the fair value of the common stock warrants is reflected in the Company’s consolidated Statement of Operations as a component of other income (expense), net.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	For the year ended December 31,
	2010	2009
Beginning balance	$3,897	$—
Purchases, issuances, and settlements	—	3,746
Realized gain (loss) included in net loss	2,016	(151)

Ending balance	$1,881	$3,897

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	As of December 31,
	2010	2009
Furniture and fixtures	$41	$41
Equipment	3,885	3,914
Computers and software	1,392	1,399
Leasehold improvements	30	30

	5,348	5,384
Less accumulated depreciation and amortization	(5,114)	(4,758)

	$234	$626

     Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $0.9 million and $1.1 million, respectively.
5. Equity Financings
     On June 1, 2010, the Company sold approximately 5.8 million registered shares of common stock to institutional investors for gross proceeds of approximately $12.5 million. The shares of common stock were at a purchase price of $2.15 per share. The net proceeds related to this transaction were $11.4 million.
     On October 20, 2010, the Company sold approximately 13.9 million registered shares of common stock to institutional and retail investors for gross proceeds of approximately $25.0 million. The shares of common stock were at a purchase price of $1.80 per share. The net proceeds to the Company related to this transaction were $23.3 million.
6. Restructuring
     On June 3, 2009, the Company initiated a strategic restructuring to focus its operations on the development of ANA598, in particular a Phase IIa study of ANA598 in combination with interferon and ribavirin. The strategic restructuring resulted in a reduction in the Company’s workforce of approximately 40%. The Company incurred a cash charge of $1.3 million for the year ended December 31, 2009, which was included in operating expenses, for cash severance, benefits and outplacement services in connection with the workforce reduction. In addition, the Company incurred a noncash charge of $0.4 million associated with the modification of stock options for individuals included in the strategic restructuring. All payments related to this strategic restructuring have been completed as of December 31, 2010.
7. Qualifying Therapeutic Discovery Project
     The Company submitted applications for qualified investments for ANA598 and ANA773 in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. In October 2010, the Company received notification of grants in the amount of $0.5 million being approved. The Section 48D grants are recorded as an offset to research and development expense for the year ended December 31, 2010.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Other Balance Sheet Captions

	As of December 31,
	2010	2009
Prepaid expenses and other current assets consist of the following (in thousands):
Prepaid insurance	$181	$208
Interest receivable	150	138
Section 48D grant	489	—
Tenant deposit	30	—
Other prepaid expenses	469	213

	$1,319	$559

	As of December 31,
	2010	2009
Other assets consist of the following (in thousands):
Note receivable	$—	$30
Tenant deposit	—	30

	$—	$60

	As of December 31,
	2010	2009
Accrued expenses consist of the following (in thousands):
Accrued personnel costs	$322	$320
Accrued employee bonus	1,076	988
Accrued drug development	680	708
Accrued legal and patent costs	98	243
Accrued facility costs	14	20
Accrued severance costs associated with the 2009 strategic restructuring	—	52
Other accrued expenses	529	312

	$2,719	$2,643

9. Commitments and Contingencies
     On February 28, 2011, the Company entered into a lease agreement with ARE-SD Region No. 31, LLC for the lease of 13,674 square feet which the Company uses for its headquarters and research and development facility. This lease replaces the Company’s expired sublease for the same space located in San Diego, California. The effective term of the 12 month lease commenced on February 1, 2011. Under the terms of the lease the Company will receive 1.5 months of free base rent. With the exception of the 1.5 months during which the Company receives free base rent, the monthly base rent during the term of the lease will be $0.03 million. The lease also provides for additional payments, including common area maintenance charges, taxes, maintenance and utilities. Gross rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $0.4 million, $1.4 million and $2.1 million, respectively.
     Future minimum lease payments under facility leases are as follows as of December 31, 2010 (in thousands):

2011	$296
2012	28

$324

10. Stockholders’ Equity
     Warrants
     As of December 31, 2010, the Company had outstanding warrants to purchase 2.9 million shares of common stock with an average exercise price of $2.78. These warrants expire at various times between December 17, 2012 and June 3, 2014. On June 3, 2009, the Company sold warrants to purchase 2.9 million shares of common stock to institutional investors as part of an equity financing. Each warrant has an exercise price of $2.75 per share, is exercisable 6 months after issuance and will expire five years from the date of issuance. The warrants included in this transaction contain a “fundamental change” provision, which may in certain circumstances allow the common stock warrants to be redeemed for cash at an amount equal to the Black-Scholes Value, as defined in the warrants. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cash to the warrant holder in certain circumstances as defined in the warrants. Accordingly, the common stock warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). See a discussion on the fair value of the common stock warrants at Note 3.
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
     During March 2004 upon the effectiveness of the Company’s initial public offering (IPO), the 2004 Equity Incentive Plan (the 2004 Plan) was adopted. The initial share reserve under the 2004 Plan was equal to the number of shares of common stock reserved under the 2002 Plan that remained available for future stock awards upon the effectiveness of the IPO. Options granted under the 2002 Plan continue to be governed by the provisions of the 2002 Plan. On November 9, 2010, the Company registered an additional 1,000,000 shares for issuance under the 2004 Plan in accordance with the provisions of the 2004 Plan. The total number of shares which remain available for grant under the 2004 Plan is 1,595,950 shares at December 31, 2010. The options which are granted from the 2004 Plan are exercisable at various dates and will expire no more than ten years from their date of grant, or in the case of certain non-qualified options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.
     Upon the effectiveness of the initial public offering, the 2004 Non-Employee Directors’ Stock Option Plan (the NEDSOP Plan) was adopted. On November 9, 2010, the Company registered an additional 216,071 shares for issuance under the NEDSOP Plan in accordance with the provisions of the NEDSOP Plan. The total number of shares which remain available for grant under the NEDSOP Plan is 465,333 shares at December 31, 2010. The options granted from the NEDSOP Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors although generally options have an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.
     In connection with the hiring of certain executive officers during 2006, the Compensation Committee of the Company’s Board of Directors approved inducement grants of non-qualified stock options to purchase shares of Anadys’ common stock. The total number of shares which remain outstanding under the inducement grants is 200,000 shares at December 31, 2010. These option awards were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Although these options were granted outside the 2004 Plan, they are subject to substantially identical terms and conditions as those contained in the 2004 Plan.
     The following table summarizes information about stock options outstanding under the 2002 Plan, 2004 Plan, the NEDSOP Plan and inducement grants as of December 31, 2010:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$1.02-$1.99	1,666,068	8.66	$1.51	491,773	$1.88
$2.00-$2.32	1,646,402	7.22	$2.23	1,240,188	$2.23
$2.40-$2.95	1,827,639	5.51	$2.70	1,225,570	$2.83
$3.00-$8.16	1,719,832	4.87	$5.71	1,712,287	$5.72
$8.37-$15.61	160,525	4.50	$11.51	160,525	$11.51

	7,020,466			4,830,343

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the Company’s stock option activity and related information is as follows:

		Weighted	Weighted-Average	Aggregate Intrinsic
	Options	Average	Remaining	Value
	Outstanding	Exercise Price	Contractual Term	(in thousands)

Balance at December 31, 2007	5,547,827	$4.44
Granted	1,508,493	2.07
Exercised	(36,567)	2.90
Cancelled	(474,387)	5.47

Balance at December 31, 2008	6,545,366	$3.83
Granted	1,359,736	2.34
Exercised	(84,465)	2.74
Cancelled	(660,626)	4.34

Balance at December 31, 2009	7,160,011	$3.57
Granted	889,188	1.22
Exercised	(21,619)	2.16
Cancelled	(1,007,114)	3.77

Balance at December 31, 2010	7,020,466	$3.25	6.48	$345

Exercisable at December 31, 2010	4,830,343	$3.89	5.40	$—

     The total intrinsic value of options exercised determined as of the date of exercise was $0.01 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively. There was no material intrinsic value for options exercised during the year ended December 31, 2008. The Company settles employee stock option exercises with newly issued common shares.
     Excluding stock option grants to non-employee directors, the Company did not grant any stock options to non-employees for the year ended December 31, 2010 and 2008. The Company granted 15,000 stock options to non-employees for the year ended December 31, 2009. Compensation expense related to non-employee stock option grants was $0.02 million, $0.1 million and $0.01 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Share-Based Compensation
     The Company is required to record share-based compensation as components of either research and development expense or general and administrative expense. The Company has reported the following amounts of share-based compensation expense in the consolidated Statements of Operations (in thousands, except per share data):

	For the year ended December 31,
	2010	2009	2008
Research and development expense	$725	$1,354	$1,271
General and administrative expense	1,054	1,361	1,492

Total share-based compensation expense	$1,779	$2,715	$2,763

Net share-based compensation expense, per common share basic and diluted	$0.04	$0.08	$0.10

     Included in the research and development expense and general and administrative expense for the year ended December 31, 2009 is $0.3 million and $0.1 million, respectively, of share-based compensation expense related to the modification of stock options for employees included in the June 2009 reduction in workforce.
     As of December 31, 2010, there was an additional $2.0 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.48 years.
     The fair value of options granted to employees and non-employee directors was estimated at the date of grant using a Black-Scholes pricing model with the weighted-average assumptions stated below.

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2010	2009	2008
Risk-free interest rate	2.16%	2.20%	2.45%
Dividend yield	0.00%	0.00%	0.00%
Volatility factors of the expected market price of the Company’s common stock	84.68%	80.14%	71.43%
Weighted-average expected life of option (years)	6.31	5.94	5.76
     The estimated weighted-average fair value of stock options granted during 2010, 2009 and 2008 was $0.89, $1.62 and $1.31, respectively.
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
     Employee Stock Purchase Plan
     Under the Company’s 2004 Employee Stock Purchase Plan (Purchase Plan), employees may purchase common stock every six months (up to but not exceeding 12% of each employee’s wages) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. This purchase discount is significant enough to be considered compensatory. The Company did not record any share-based compensation related to the Purchase Plan for the year ended December 31, 2010 as our current year expense was offset by the reversal of prior year expense associated with employee withdrawals from the Purchase Plan during the year ended December 31, 2010. The Company recorded $0.1 million and $0.2 million in share-based compensation related to the Purchase Plan for the years ended December 31, 2009 and 2008, respectively.
     For the years ended December 31, 2010, 2009 and 2008, 74,804 shares, 82,729 shares and 83,248 shares of common stock were issued under the Purchase Plan, respectively. The weighted-average fair value of employee stock Purchase Plan purchases was $1.48, $1.85 and $1.84 per share for 2010, 2009 and 2008, respectively.
     Shares Reserved for Issuance
     Shares of common stock reserved for future issuance as of December 31, 2010 are as follows:

December 31, 2010
Warrants	2,944,234
Employee Stock Purchase Plan	966,250

Stock options under the Company’s Plans:
Granted and outstanding	7,020,466
Reserved for future issuance	2,061,283

9,081,749

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
     Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are shown below. A valuation allowance of $35.4 million and $32.4 million has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold, as of December 31, 2010 and 2009, respectively (in thousands).

	As of December 31,
	2010	2009
Deferred tax assets:
Non-qualified stock options	$4,309	$4,914
Capitalized research and development expense	30,815	27,415
Accruals	275	98
Other	35	33

Total deferred tax assets	35,434	32,460
Valuation allowance for deferred tax assets	(35,434)	(32,445)

Net deferred taxes	—	15

Deferred tax liabilities:
Unrealized loss on securities available-for-sale	—	(15)

Total deferred tax liabilities	—	(15)

Net deferred taxes	$—	$—

     Subject to the potential limitations discussed below, as of December 31, 2010 the Company had generated federal and state tax net operating loss (NOL) carryforwards of approximately $137.2 million and $116.8 million, respectively. Approximately $4.2 million of the federal loss carryforwards will begin expiring in 2011 and state loss carryforwards will begin expiring in 2017, unless previously utilized. Also, as of December 31, 2010, the Company had generated federal and state research tax credit (R&D credit) carryforwards of approximately $2.6 million and $5.1 million, respectively. Approximately $0.1 million of the federal research credits will begin expiring in 2011 unless previously utilized. The state research credits currently do not expire.
     The future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes (as defined in Internal Revenue Code Sections 382 and 383) that have occurred previously and/or that could occur in the future. The Company has initiated an analysis of Section 382 and, based on this preliminary analysis, the Company believes that sufficient changes of ownership have occurred such that NOL and R&D credit carryforwards and other deferred tax assets will be subject to annual limitations in future periods. The Company has not completed its Section 382 analysis and as such the Company has removed the deferred tax assets for NOL and R&D credit carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes to the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
     The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2010, 2009 and 2008, due to the following (in thousands):

	As of December 31,
	2010	2009	2008
Federal income taxes at 35%	$(5,724)	$(9,547)	$(11,341)
State income taxes, net of federal benefit	(849)	(1,566)	(1,748)
Tax effect on non-deductible expenses and credits	(320)	(978)	(1,233)
Warrants	(706)	42	18
Expiration of net operating loss carryforwards	1,424	1,426	703
Stock based compensation	1,139	(44)	647
Removal of net operating losses and R&D credits	2,060	58,547	—
Change in valuation allowance	2,976	(48,080)	12,940
Other	—	200	14

	$—	$—	$—

ANADYS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2010 and 2009, the Company has not recorded any uncertain tax benefits.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010, the Company did not record any interest or penalties.
     The tax years 1994 to 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, as tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward.
12. Savings Plan
     The Company has a retirement savings plan for all employees, subject to certain age requirements, pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions up to 6% of eligible compensation. Employer contributions were $0.1 million for each of the years ended December 31, 2010, 2009 and 2008.
13. Unaudited Quarterly Results of Operations
     The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented.

	First	Second	Third	Fourth
Fiscal year 2010	Quarter	Quarter	Quarter	Quarter
		(in thousands, except net loss per share)
Revenues	$—	$—	$—	$—
Net loss	(6,203)	(2,977)	(4,743)	(2,426)
Net loss per share, basic and diluted	(0.17)	(0.08)	(0.11)	(0.04)

	First	Second	Third	Fourth
Fiscal year 2009	Quarter	Quarter	Quarter	Quarter
		(in thousands, except net loss per share)
Revenues	$—	$—	$—	$—
Net loss	(8,759)	(6,530)	(7,732)	(4,257)
Net loss per share, basic and diluted	(0.30)	(0.21)	(0.21)	(0.11)