Form 10-Q
period 2011-03-31
ANADYS PHARMACEUTICALS INC
filed 2011-05-05
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
          (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of the close of business on May 2, 2011:

Class	Number of Shares Outstanding

Common Stock, $0.001 par value	57,141,223

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$3,933	$7,617
Securities available-for-sale	28,912	30,367
Prepaid expenses and other current assets	739	1,319

Total current assets	33,584	39,303

Property and equipment, net	188	234

Total assets	$33,772	$39,537

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$3,169	$2,970
Common stock warrant liability	1,329	1,881
Deferred rent	35	—

Total current liabilities	4,533	4,851

Other long-term liabilities	10	13

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2011 and December 31, 2010; 57,141,223 shares issued and outstanding at March 31, 2011 and December 31, 2010	57	57
Additional paid-in capital	334,790	334,298
Accumulated other comprehensive gain (loss)	14	(1)
Accumulated deficit	(305,632)	(299,681)

Total stockholders’ equity	29,229	34,673

Total liabilities and stockholders’ equity	$33,772	$39,537

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2010, has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Expenses:

Research and development	$4,982	$3,721
General and administrative	1,560	1,642

Total operating expenses	6,542	5,363

Other Income (Expense):
Interest income and other, net	39	53
Gain (loss) from valuation of common stock warrant liability	552	(893)

Total other income (expense), net	591	(840)

Net loss	$(5,951)	$(6,203)

Net loss per share, basic and diluted	$(0.10)	$(0.17)

Shares used in calculating net loss per share, basic and diluted	57,141	37,342

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(5,951)	$(6,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	105
Share-based compensation expense	492	538
(Gain) loss on valuation of common stock warrant liability issued in connection with equity financing	(552)	893
Gain from the sale of disposal of property and equipment	—	(6)
Amortization of discount on securities available-for-sale	125	95
Changes in operating assets and liabilities:
Other assets	—	30
Prepaid expenses and other current assets	580	(96)
Accounts payable and accrued expenses	199	(868)
Deferred rent	35	—
Other current and long-term liabilities	(3)	(3)

Net cash used in operating activities	(4,999)	(5,515)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(8,924)	(2,231)
Proceeds from sale and maturity of securities available-for-sale	10,269	6,200
Purchases of property and equipment	(30)	(7)
Proceeds from the sale of property and equipment	—	6

Net cash provided by investing activities	1,315	3,968

Net decrease in cash and cash equivalents	(3,684)	(1,547)
Cash and cash equivalents at beginning of period	7,617	4,497

Cash and cash equivalents at end of period	$3,933	$2,950

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain (loss) on securities available-for-sale	$15	$(17)
See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     Organization and Business
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 4, 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for the fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
     Use of Estimates
     The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.
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
     Subsequent Events
     The Company evaluated all events or transactions that occurred after the balance sheet date of March 31, 2011 through the date it issued these financial statements. No subsequent events were identified during the Company’s evaluation requiring additional disclosure in the notes to these financial statements.
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
     The Company has excluded the following outstanding options and warrants from the calculation of diluted net loss per share because the effect would be anti-dilutive for all periods presented (in thousands):

	As of March 31,
	2011	2010
Options to purchase common stock	7,622	7,073
Common stock warrants	2,944	2,944

	10,566	10,017

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(5,951)	$(6,203)
Unrealized gain (loss) on securities available-for-sale	15	(17)

Comprehensive loss	$(5,936)	$(6,220)

4. Share-Based Compensation
     Share-based compensation expense for stock options granted to employees and non-employee directors is estimated at the grant date based on the stock option’s fair value as calculated by a Black-Scholes pricing model and the portion that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. The Company accounts for compensation expense for options granted to non-employees other than directors based on the fair value of the options issued using the Black-Scholes pricing model and these options are periodically re-measured as the underlying options vest.
     A summary of the Company’s stock options and related information as of March 31, 2011 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at March 31, 2011	7,622	$3.06	6.73	$97

Exercisable at March 31, 2011	4,875	$3.85	5.42	$—

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Research and development expense	$210	$250
General and administrative expense	282	288

Total share-based compensation expense	$492	$538

Net share-based compensation expense, per common share basic and diluted	$0.01	$0.01

     As of March 31, 2011, there was an additional $2.2 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.42 years.

     The fair value of 805,000 stock options granted to employees and non-employee directors during the three months ended March 31, 2011 was estimated at the date of the grant using a Black-Scholes pricing model with the weighted average assumptions stated below:

Three months ended March 31,
2011
Stock Options:
Dividend yield	0.00%
Expected volatility	84.70%
Risk-free interest rate	2.11%
Expected life of the option term (in years)	6.35
     There were no stock options granted during the three months ended March 31, 2010.
     Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.
     During the three months ended March 31, 2011, 146,029 options expired. There were no options that expired during the three month period ended March 31, 2010.
5. Securities Available-for-Sale
     Securities available-for-sale consisted of the following as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$3,800	$—	$—	$3,800
Municipal bonds	5,071	1	(1)	5,071
U.S. government sponsored enterprise securities	17,178	11	(1)	17,188
Corporate debt securities	2,849	4	—	2,853

	$28,898	$16	$(2)	$28,912

	December 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$10,018	$—	$(1)	$10,017
Municipal bonds	1,654	—	—	1,654
U.S. government sponsored enterprise securities	15,983	7	(5)	15,985
Corporate debt securities	2,713	—	(2)	2,711

	$30,368	$7	$(8)	$30,367

     The amortized cost and estimated fair value of the Company’s securities available-for-sale by contractual maturity as of March 31, 2011 and December 31, 2010 are shown below (in thousands):

	March 31, 2011
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$26,336	$10	$(2)	$26,344
After one year	2,562	6	—	2,568

	$28,898	$16	$(2)	$28,912

	December 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$23,731	$2	$(5)	$23,728
After one year	6,637	5	(3)	6,639

	$30,368	$7	$(8)	$30,367

     As of March 31, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity, the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of March 31, 2011 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of March 31, 2011 have been in an unrealized loss position for greater than one year.
6. Fair Value Disclosures
     As of March 31, 2011, the Company had $32.4 million of cash equivalents and marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 24.4 months with an overall average time to maturity of 6.9 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.
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
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$6,711	$6,711	$—	$—
Commercial paper	575	—	575	—
Municipal bonds	5,071	—	5,071	—
U.S. government sponsored enterprise securities	17,188	—	17,188	—
Corporate debt securities	2,853	—	2,853	—

Total financial assets	$32,398	$6,711	$25,687	$—

Liabilities:
Common stock warrants	$1,329	$—	$—	$1,329

Total financial liabilities	$1,329	$—	$—	$1,329

     The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at March 31, 2011 and 2010:

	March 31,
	2011	2010
Risk-free interest rate	1.29%	2.08%
Dividend yield	0.00%	0.00%
Expected volatility	94.5%	94.16%
Weighted-average expected life of warrant (in years)	3.18	4.2
     As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $0.6 million and a loss of $0.9 million for the three months ended March 31, 2011 and 2010, respectively. The gain (loss) is reflected in the Company’s unaudited condensed consolidated Statement of Operations as a component of other income (expense), net.
     The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three months ended March 31,
	2011	2010
Description
Beginning balance	$1,881	$3,897
Purchases, issuances, and settlements	—	—
Realized gain (loss) included in net loss	552	(893)

Ending balance	$1,329	$4,790

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2010 included with the our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 4, 2011. Operating results are not necessarily indicative of results that may occur in future periods.
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
     In the fall of 2010 we decided to resume clinical investigation of ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7 pathway. We are preparing to conduct a 28 day combination study of ANA773 with ribavirin. If supported by the data from the first cohorts utilizing ANA773 and ribavirin only, this study may also include additional cohorts in which ANA773 will be tested as a triple combination with ribavirin and a DAA, to parallel the likely future use of interferon.
Recent Developments
     We have recently entered into a cross-company clinical trial agreement with a large, commercial-stage biopharmaceutical company active in HCV drug development to study ANA598 in combination with another DAA in healthy volunteers. The other company will conduct and pay for the study and we will provide ANA598 material for the study.
     We have incurred significant operating losses since our inception and, as of March 31, 2011, our accumulated deficit was $305.6 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of ANA598 for the treatment of HCV;

•	optimize methods for and scale-up manufacturing of ANA598 for clinical trials and potential commercialization;

•	explore the potential to further develop ANA773 for the treatment of HCV;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis and make adjustments to the financials statements as considered necessary. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.
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
     Common Stock Warrant Liability. We account for common stock warrants which may potentially be settled with cash as a liability. The common stock warrants have been recorded at their fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date until such time that they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. Any change in value between reporting periods will be recorded as other income (expense), net at each reporting date. The fair value of the warrants is estimated using the Black-Scholes pricing model.
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
Results of Operations
Three Months Ended March 31, 2011 and 2010
     Research and Development Expenses. Research and development expenses were $5.0 million for the three months ended March 31, 2011 compared to $3.7 million for the three months ended March 31, 2010. The $1.3 million increase was primarily attributable to a $1.1 million increase in ANA598 development costs and a $0.3 million increase in ANA773 development costs. During the three months ended March 31, 2011, our development costs associated with ANA598 were primarily associated with our Phase IIb combination study, which we initiated during the three months ended March 31, 2011, and to a lesser extent, our Phase IIa combination study. During the three months ended March 31, 2010, development costs for ANA598 were primarily associated with our Phase IIa combination study. Our ANA773 development costs during the three months ended March 31, 2011 were comprised primarily of drug manufacturing and clinical trial setup costs associated with our upcoming Phase IIa combination study, which is expected to begin patient dosing in the second quarter of 2011. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees and non-employees was $0.2 million for both the three months ended March 31, 2011 and 2010.
     The following summarizes our research and development expenses for the three months ended March 31, 2011 and 2010. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended March 31,
	2011	2010
	(In thousands)
ANA598	$3,916	$2,803
ANA773	336	65
Infrastructure, support personnel and other	520	603
Non-cash employee and non-employee share-based compensation	210	250

Total research and development expense	$4,982	$3,721

     General and Administrative Expenses. General and administrative expenses were $1.6 million for both the three months ended March 31, 2011 and 2010. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.3 million for both the three months ended March 31, 2011 and 2010.
     Interest Income and Other, net. Interest income and other, net was $0.04 million and $0.05 million for three months ended March 31, 2011 and 2010, respectively.
     Common Stock Warrant Liability. Non-operating income associated with the decrease in our common stock warrant liability was $0.6 million for the three months ended March 31, 2011. This represents the decrease in the fair value of the common stock warrant liability from December 31, 2010 to March 31, 2011. During the three months ended March 31, 2010, the non-operating loss associated with the increase in our common stock warrant liability was $0.9 million. This represents the increase in the fair value of the common stock warrant liability from December 31, 2009 to March 31, 2010.
     Fair values were calculated using the Black-Scholes pricing model and are remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our March 31, 2011 cash, cash equivalents and securities available-for-sale balance was $32.8 million. Our cash, cash equivalents and securities available-for sale decreased by $5.1 million from December 31, 2010 to March 31, 2011. The decrease in cash, cash equivalents and securities available-for-sale is the result of year-to-date cash utilization to fund our operations, including external expenditures associated with our Phase II combination studies of ANA598. We expect to continue to fund our operations over the next several quarters utilizing our cash, cash equivalents and securities available-for-sale. We will need to seek additional funding in order to conduct future development activities beyond completion of the current Phase II combination studies of ANA598. Cash to conduct such future development activities will most likely have to be obtained from one of the following sources: a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing.
     We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for at least the next twelve months. We expect external expenditures associated with our on-going ANA598 Phase IIb combination study to increase throughout the rest of 2011.
Future Cash Requirements
     Over time we expect our development expenses to be substantial and to increase as we continue the advancement of our development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.
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
Investment Portfolio
     As of March 31, 2011, we had $32.4 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 24.4 months with an overall average time to maturity of 6.9 months. We have the ability to liquidate these marketable securities without restriction or penalty. As of March 31, 2011, we did not own any marketable securities which were classified as asset-backed securities or auction rate securities.
Fair Value Inputs
     Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset. We value our marketable securities by using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of securities valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include U.S. government sponsored enterprise securities, municipal bonds and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels. The fair value of the common stock warrants, which may potentially be settled with cash and are therefore treated as a liability, is estimated using the Black-Scholes pricing model.
Off-Balance Sheet Arrangements
     As of March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
Item 4. Controls and Procedures
     Our President and Chief Executive Officer and our Vice President, Finance and Operations performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer and our Vice President, Finance and Operations concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President, Finance and Operations, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 4, 2011.
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
     Our March 31, 2011 cash, cash equivalents and marketable securities balance was $32.8 million. We believe that this balance will be sufficient to satisfy our anticipated operational cash needs for at least the next 12 months. However, we will need to seek additional funding in order to advance our programs fully through later stage development. There is no guarantee that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or both of our development programs.
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
     We have incurred net losses since our incorporation in 1992, and through March 31, 2011 we have an accumulated deficit of $305.6 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We will need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
     The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, ANA598 and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and Toll-Like Receptor-7, or TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals that showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying ANA598 is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. ANA598 and ANA773 are at only the early stage to mid stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.
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
     *Future results of our ongoing ANA598 Phase II combination studies and results of future trials may not be as favorable as results we have seen to date.
     To date, we have seen positive preliminary antiviral response and safety data in our ongoing Phase IIa combination study in which ANA598 was dosed for 12 weeks in combination with pegylated interferon and ribavirin, after which patients continued to receive pegylated interferon and ribavirin. This data includes on-treatment data showing a durable antiviral response through 12 weeks, with only a single patient (<2% of patients in the ANA598 arms) experiencing viral breakthrough while receiving ANA598 plus pegylated interferon and ribavirin. This data also includes data through 48 weeks for the 200 mg bid cohort and through 36 weeks for the 400 mg bid dose cohort. Included in the 48 week data for the 200 mg cohort is data showing that four of four patients for whom data has been analyzed who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 24 weeks later, referred to as achieving a Sustained Virological Response, or SVR. Included in the 36 week data for the 400 mg cohort is data showing that three of six patients for whom data is available who received ANA598 and were randomized to stop all therapy at week 24 maintained undetectable levels of virus 12 weeks later (SVR12). We believe that low ribavirin levels in the three patients who failed to achieve an SVR12 were a contributing factor to this outcome. There is no guarantee that additional data from this study, once analyzed, or data from the currently ongoing Phase IIb study or future studies, will be as favorable, or viewed as favorably, as the data analyzed to date. The overall number of patients in the Phase IIa study was small, and therefore it may be difficult to assess the true impact of ANA598 based on limited SVR data. If the SVR rates from this small study are less than hoped for, or do not meet your, analysts’, potential collaborators’ or others’ expectations, the perception of the value of ANA598 could be harmed, causing our stock price to suffer.
     More generally, it remains unknown whether the favorable antiviral response and durability of response we have seen to date with ANA598 will provide sustained benefit resulting in improved SVR rates in larger studies. Also, there is no guarantee that the very low viral breakthrough rate that we have seen in the Phase IIa study will be replicated in the Phase IIb study or in future studies. If the results of the Phase IIb study do not show improved SVR rates over pegylated interferon and ribavirin alone and if there are no alternative paths in which ANA598 shows benefit in combination with another direct-acting antiviral, then the prospects for developing ANA598 as a competitive component of future HCV treatment could be limited.
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
     *We have recently entered into a cross-company clinical trial agreement with a biopharmaceutical company to study ANA598 in combination with another DAA in healthy volunteers. There is no guarantee that data from this planned combination study will be favorable, or that this study will lead to subsequent studies and/or a relationship or transaction between us and the other party.
     We have recently entered into a clinical trial agreement with a biopharmaceutical company to conduct a drug-drug interaction study of ANA598 in combination with another DAA in healthy volunteers. There is no guarantee that the drug-drug interaction study will not have an unfavorable outcome, such as an unexpected impact on the pharmacokinetic profile of either of the agents in combination that cannot be managed by adjusting dose levels. Furthermore, in the event that serious adverse events are observed during the study, it may be difficult for the parties or regulatory authorities to attribute the cause of the adverse events to either particular agent. As a result, there is the potential for the development of ANA598 to be delayed or impeded as a result of negative events observed during combination studies even if such negative events are not caused by ANA598. Even if the data from the drug-drug interaction study is favorable, there is no guarantee that the parties will conduct subsequent studies and/or that any future transaction or relationship between the parties will occur.
     *There is no guarantee that in future studies of ANA598, in which ANA598 will be dosed for longer duration in combination with other agents, that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     We have recently initiated a Phase IIb study in which ANA598 will be dosed for up to 48 weeks in combination with current standard of care. In prior studies, the longest period that ANA598 has been dosed for is 12 weeks. There is no guarantee that the safety, tolerability or durability of response of ANA598 will be as favorable when dosed for longer durations. In addition, although we have presented in vitro data showing that combinations of ANA598 with current standard of care and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that ANA598 will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received ANA598 discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of ANA598 required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing ANA598 as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
     *Our projected development timelines for ANA773 are contingent, among other things, on our anticipated interactions with ex-U.S. regulatory authorities for the program. There is no guarantee that the ex-U.S. regulatory authorities will allow the planned study to proceed or that they will not impose requirements which could result in unexpected cost increases and/or delays to our desired timelines for the study.
     We will need to obtain clearance from applicable foreign regulatory authorities prior to initiating the ANA773 Phase IIa study. There is no guarantee that we will be able to timely satisfy the requests of any such foreign regulatory authorities or that such regulatory authorities will not impose additional requirements on the conduct or the studies, or allow the study to proceed.
     *The U.S. Food and Drug Administration (FDA) could impose additional requirements on the development of ANA598 which could result in unexpected cost increases and/or delays to our development timelines.
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
     We have recently decided to resume clinical investigation of ANA773 in HCV. We intend to conduct a Phase IIa 28 day combination study of ANA773 where initial cohorts will be dosed with ANA773 and ribavirin and subsequent cohorts will test ANA773 as a triple combination with ribavirin and a direct-acting antiviral, to parallel the likely future use of interferon. We plan to conduct this trial in Europe and potentially countries outside of Europe. If ANA773 does not achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, prior clinical development of ANA773 for HCV was conducted in the Netherlands and not under a U.S. Investigational New Drug Application (IND). If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, approval from the FDA under an IND will be required. There is no assurance that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently, there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no assurance that the FDA will view the data from our ex-U.S. studies as sufficiently compelling to allow clinical investigation. If the FDA does not view the data from our ex-U.S. studies as sufficiently compelling, it may not allow studies under a U.S. IND, in which case development and commercialization of ANA773 for HCV in the United States would be precluded.
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
     Patent applications in the United States are maintained in confidence for up to 18 months or longer after their filing. Consequently, we cannot be certain that we were the first to invent or the first to file patent applications on our product candidates. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.
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
     *If our competitors develop treatments for HCV that are approved faster, marketed better or demonstrated to be more effective than ANA598, ANA773, or any other products that we may develop, our commercial opportunity will be reduced or eliminated.

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
     ANA598, a non-nucleoside polymerase inhibitor, was selected as a development candidate for the treatment of chronic hepatitis C virus infection in June 2007. If approved, ANA598 would likely be used in combination with the current standard of care and/or other DAAs such as protease inhibitors, NS5A inhibitors, and/or polymerase inhibitors. ANA598 may also be used in combination with cyclophilin inhibitors which target a host (human) enzyme. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of ANA598. Other non-nucleoside inhibitors would likely be the most direct competitors for ANA598. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Tibotec/Johnson & Johnson (Janssen), Abbott, Boehringer Ingelheim, Bristol-Myers Squibb, Idenix and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: PegIntron (pegylated interferon- alfa-2b), which are marketed by Merck and Pegasys (pegylated interferon-alfa-2a), Copegus (ribavirin USP), and Roferon- A (interferon-alfa-2a), which are marketed by Roche and two protease inhibitors currently under review by the FDA for regulatory approval for the treatment of HCV: telaprevir, which has been developed by Vertex Pharmaceuticals, Tibotec (Janssen Pharmaceutica / Johnson & Johnson) and Mitsubishi Tanabe Pharma, and boceprevir, which has been developed by Merck. ANA598 may also face competition from DAAs currently in later stage clinical development for the treatment of HCV including the other protease inhibitors (TMC-435350, in development by Tibotec/Johnson & Johnson and Medivir; BMS-650032 in development by Bristol-Myers Squibb; BI-201335, in development by Boehringer Ingelheim; and danoprevir, in development by Roche), the nucleoside polymerase inhibitors (RG7128, in development by Roche; and PSI-7977, in development by Pharmasset), the NS5A inhibitor (BMS-790052, in development by Bristol-Myers Squibb), and the non-nucleoside inhibitors (GS-9190, in development by Gilead; VX-222, in development by Vertex; ABT-072 and ABT-333, in development by Abbott; BMS-791325, in development by BMS, IDX375 by Idenix, BI-207127 by Boehringer Ingelheim, TMC-647055 by Tibotec/Johnson & Johnson; and filibuvir, in development by Pfizer). Cyclophilin inhibitors, such as DEB-025, in development by Novartis may also be competitive with ANA598.
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
Item 5. Other Information
Executive Officer Bonus Plan
     In February 2008, the Compensation Committee of our Board of Directors (the Compensation Committee) approved the Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan (the Bonus Plan) which was filed as Exhibit 10.23 to our Annual Report on Form 10-K filed on March 3, 2008, with an updated version filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q filed on October 30, 2009 to reflect then-updated titles. In January 2011, the Compensation Committee approved updates to the Bonus Plan to reflect the addition of two new positions to our executive management team, as announced on January 6, 2011.
     The Bonus Plan, as updated, is filed as Exhibit 10.24 to this Quarterly Report.

Item 6. Exhibits

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.18#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.27 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on January 24, 2011.

10.19#	Amended and Restated Severance and Change in Control Agreement dated February 6, 2011 by and between the Registrant and Stephen T. Worland, Ph.D.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.20#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and Elizabeth E. Reed	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.21#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and Peter T. Slover	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.23	Lease dated February 28, 2011 by and between the Registrant and ARE-SD Region No. 31, LLC.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.24#	Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2011	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
Peter T. Slover
Vice President, Finance and Operations

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.18#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and James L. Freddo, M.D.	Incorporated by reference to Exhibit 10.27 in the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on January 24, 2011.

10.19#	Amended and Restated Severance and Change in Control Agreement dated February 6, 2011 by and between the Registrant and Stephen T. Worland, Ph.D.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.20#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and Elizabeth E. Reed	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.21#	Amended and Restated Severance and Change in Control Agreement dated January 24, 2011 by and between the Registrant and Peter T. Slover	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.23	Lease dated February 28, 2011 by and between the Registrant and ARE-SD Region No. 31, LLC.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-50632) filed on March 4, 2011

10.24#	Anadys Pharmaceuticals, Inc. Executive Officer Bonus Plan	Attached Hereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

#	Indicates management contract or compensatory plan.