Form 10-Q
period 2011-06-30
ANADYS PHARMACEUTICALS INC
filed 2011-08-09
CIK 1128495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
          (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of the close of business on August 4, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	57,176,285

ANADYS PHARMACEUTICALS, INC.

Page
Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — As of June 30, 2011 (Unaudited) and December 31, 2010	3
Condensed Consolidated Statements of Operations — For the three and six months ended June 30, 2011 and 2010 (Unaudited)	4
Condensed Consolidated Cash Flow Statements — For the six months ended June 30, 2011 and 2010 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1A. Risk Factors	17
Item 6. Exhibit Index	33
SIGNATURES	34

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$2,045	$7,617
Securities available-for-sale	23,801	30,367
Prepaid expenses and other current assets	1,360	1,319

Total current assets	27,206	39,303

Property and equipment, net	138	234

Total assets	$27,344	$39,537

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$4,843	$2,970
Common stock warrant liability	957	1,881
Deferred rent	24	—

Total current liabilities	5,824	4,851

Other long-term liabilities	6	13

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2011 and December 31, 2010; 57,176,285 and 57,141,223 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	57	57
Additional paid-in capital	335,190	334,298
Accumulated other comprehensive gain (loss)	21	(1)
Accumulated deficit	(313,754)	(299,681)

Total stockholders’ equity	21,514	34,673

Total liabilities and stockholders’ equity	$27,344	$39,537

See accompanying notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at December 31, 2010 has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating Expenses:
Research and development	$7,026	$3,064	$12,008	$6,785
General and administrative	1,509	1,599	3,069	3,241

Total operating expenses	8,535	4,663	15,077	10,026

Other Income (Expense):
Interest income and other, net	41	39	80	92
Gain from valuation of common stock warrant liability	372	1,647	924	754

Total other income, net	413	1,686	1,004	846

Net loss	$(8,122)	$(2,977)	$(14,073)	$(9,180)

Net loss per share, basic and diluted	$(0.14)	$(0.08)	$(0.25)	$(0.24)

Shares used in calculating net loss per share, basic and diluted	57,160	39,288	57,151	38,320

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(14,073)	$(9,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	210
Share-based compensation expense	857	963
Gain on valuation of common stock warrant liability issued in connection with equity financing	(924)	(754)
Gain from the sale of property and equipment	—	(6)
Amortization of discount on securities available-for-sale	254	175
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41)	(440)
Other assets	—	60
Accounts payable and accrued expenses	1,873	(644)
Deferred rent	24	—
Other current and long-term liabilities	(7)	(6)

Net cash used in operating activities	(11,911)	(9,622)

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(10,535)	(9,129)
Proceeds from the maturity of securities available-for-sale	16,869	12,210
Purchases of property and equipment	(30)	(7)
Proceeds from the sale of property and equipment	—	6

Net cash provided by investing activities	6,304	3,080

Cash Flows from Financing Activities:
Proceeds from equity financing, net of issuance costs	—	11,366
Proceeds from exercise of stock options and employee stock purchase plan	35	118

Net cash provided by financing activities	35	11,484

Net (decrease) increase in cash and cash equivalents	(5,572)	4,942
Cash and cash equivalents at beginning of period	7,617	4,497

Cash and cash equivalents at end of period	$2,045	$9,439

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Unrealized gain (loss) on securities available-for-sale	$22	$(33)
See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
     Organization and Business
     The accompanying unaudited condensed consolidated financial statements of Anadys Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, Anadys Pharmaceuticals Europe GmbH and Anadys Development Limited, the Company) should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 4, 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for the fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year ended December 31, 2011 or for any other period(s).
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
     Subsequent Events
     The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2011 through the date it issued these financial statements. No subsequent events were identified during the Company’s evaluation requiring additional disclosure in the notes to these financial statements.
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
     The Company has excluded the following outstanding options and warrants from the calculation of diluted net loss per share because the effect would be anti-dilutive for all periods presented (in thousands):

	As of June 30,
	2011	2010
Options to purchase common stock	7,655	7,122
Common stock warrants	2,944	2,944

	10,599	10,066

3. Comprehensive Loss
     Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(8,122)	$(2,977)	$(14,073)	$(9,180)
Unrealized gain (loss) on securities available-for-sale	7	(16)	22	(33)

Comprehensive loss	$(8,115)	$(2,993)	$(14,051)	$(9,213)

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
     A summary of the Company’s stock options and related information as of June 30, 2011 is as follows:

Weighted-
Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise	Term in	Aggregate
	Outstanding	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Balance at June 30, 2011	7,655	$3.04	6.47	$—

Exercisable at June 30, 2011	5,083	$3.78	5.22	$—

     The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development expense	$163	$187	$372	$436
General and administrative expense	203	238	485	527

Total share-based compensation expense	$366	$425	$857	$963

Net share-based compensation expense, per common share basic and diluted	$0.01	$0.01	$0.01	$0.03

     As of June 30, 2011, there was an additional $1.9 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.25 years.

     The following assumptions were used to estimate the fair value of stock options granted during the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options granted in each period	63,205	90,000	868,205	90,000

Assumptions:
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.70%	84.56%	84.70%	84.56%
Risk-free interest rate	2.11%	2.42%	2.11%	2.42%
Expected life of the option term (in years)	6.35	6.09	6.35	6.09
     Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures in future periods if actual forfeitures differ, or are expected to differ, from such estimates. Changes in forfeiture estimates impact share-based compensation expense in the period in which the change in estimate occurs.
     During the three months ended June 30, 2011, 5,432 stock options expired. During the six months ended June 30, 2011, 151,461 stock options expired. There were no stock options that expired during the three and six month periods ended June 30, 2010.
5. Securities Available-for-Sale
     Securities available-for-sale consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$300	$—	$—	$300
Municipal bonds	4,031	1	—	4,032
U.S. government sponsored enterprise securities	16,624	15	(1)	16,638
Corporate debt securities	2,825	6	—	2,831

	$23,780	$22	$(1)	$23,801

	December 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Commercial paper	$10,018	$—	$(1)	$10,017
Municipal bonds	1,654	—	—	1,654
U.S. government sponsored enterprise securities	15,983	7	(5)	15,985
Corporate debt securities	2,713	—	(2)	2,711

	$30,368	$7	$(8)	$30,367

     The amortized cost and estimated fair value of the Company’s securities available-for-sale by contractual maturity as of June 30, 2011 and December 31, 2010 are shown below (in thousands):

	June 30, 2011
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$23,516	$20	$(1)	$23,535
After one year	264	2		266

	$23,780	$22	$(1)	$23,801

	December 31, 2010
	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value
Within one year	$23,731	$2	$(5)	$23,728
After one year	6,637	5	(3)	6,639

	$30,368	$7	$(8)	$30,367

     As of June 30, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity, the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of June 30, 2011 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of June 30, 2011 had been in an unrealized loss position for greater than one year.
6. Fair Value Disclosures
     As of June 30, 2011, the Company had $25.5 million of cash equivalents and marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 21.4 months with an overall average time to maturity of 6.4 months. The Company has the ability to liquidate these investments without restriction or penalty. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment of what market participants would use in pricing the instruments.
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
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011
(in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money market funds	$308	$308	$—	$—
Commercial paper	1,700	—	1,700	—
Municipal bonds	4,032	—	4,032	—
U.S. government sponsored enterprise securities	16,638	—	16,638	—
Corporate debt securities	2,831	—	2,831	—

Total financial assets	$25,509	$308	$25,201	$—

Liabilities:
Common stock warrants	$957	$—	$—	$957

Total financial liabilities	$957	$—	$—	$957

     The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at June 30, 2011 and 2010:

	June 30,
	2011	2010
Risk-free interest rate	0.79%	1.40%
Dividend yield	0.00%	0.00%
Expected volatility	93.09%	92.17%
Weighted-average expected life of warrant (in years)	2.9	3.9
     As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $0.4 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively. As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $0.9 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. The gain is reflected in the Company’s unaudited condensed consolidated statement of operations as a component of other income, net.
     The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,329	$4,790	$1,881	$3,897
Purchases, issuances, and settlements	—	—	—	—
Realized gain included in net loss	372	1,647	924	754

Ending balance	$957	$3,143	$957	$3,143

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
Overview
     Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We believe hepatitis C represents a large unmet medical need for which meaningful improvements in treatment outcomes may be attainable with the introduction of new medicines. We are currently focusing most of our efforts on the development of setrobuvir (ANA598), a direct-acting antiviral (DAA) for the treatment of hepatitis C. We are currently conducting a Phase IIb study of setrobuvir (ANA598) in combination with pegylated interferon alfa and ribavirin for the treatment of hepatitis C. We believe that this study, which is being conducted in patients infected with hepatitis C virus (HCV), should form a basis for our strategy going forward pursuant to which we intend to test setrobuvir (ANA598) in combination with other DAAs. As part of this strategy, during the second quarter of 2011, we entered into a cross-company clinical trial agreement with a large, commercial-stage biopharmaceutical company active in HCV drug development to study setrobuvir (ANA598) in combination with another DAA in healthy volunteers.
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
     We have incurred significant operating losses since our inception and, as of June 30, 2011, our accumulated deficit was $313.8 million. We expect to incur substantial losses for at least the next several years as we:
•	continue the development of setrobuvir (ANA598) for the treatment of HCV;

•	optimize methods for and scale-up manufacturing of setrobuvir (ANA598) for clinical trials and potential commercialization;

•	explore the potential to further develop ANA773 for the treatment of HCV;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.
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
New Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This accounting standard (1) eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income (loss) and other comprehensive income (loss); and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income (loss) to net income (loss). The amendments in this ASU do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income (loss) nor do the amendments affect how earnings (loss) per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.
Results of Operations
Three Months Ended June 30, 2011 and 2010
     Research and Development Expenses. Research and development expenses were $7.0 million for the three months ended June 30, 2011 compared to $3.1 million for the three months ended June 30, 2010. The $3.9 million increase was primarily attributable to a $3.5 million increase in setrobuvir (ANA598) development costs and a $0.7 million increase in ANA773 development costs. During the three months ended June 30, 2011, our development costs associated with setrobuvir (ANA598) were primarily associated with our ongoing Phase IIb combination study, which began in the first quarter of 2011, and to a lesser extent, our Phase IIa combination study. During the three months ended June 30, 2010, development costs for setrobuvir (ANA598) were primarily associated with our Phase IIa combination study. Our ANA773 development costs during the three months ended June 30, 2011 were comprised primarily of clinical trial material manufacturing and clinical trial setup costs associated with our upcoming Phase IIa combination study, which is expected to begin patient dosing in the third quarter of 2011. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.2 million for each of the three months ended June 30, 2011 and 2010.
     The following summarizes our research and development expenses for the three months ended June 30, 2011 and 2010. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended June 30,
	2011	2010
	(In thousands)
Setrobuvir (ANA598)	$5,616	$2,134
ANA773	738	77
Infrastructure, support personnel and other	509	666
Non-cash employee and non-employee share-based compensation	163	187

Total research and development expense	$7,026	$3,064

     General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 2011 compared to $1.6 million for the three months ended June 30, 2010. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.2 million for each of the three months ended June 30, 2011 and 2010.
     Interest Income and Other, net. Interest income and other, net was $0.04 million for each of the three months ended June 30, 2011 and 2010.
     Common Stock Warrant Liability. Non-operating income associated with the decrease in our common stock warrant liability was $0.4 million for the three months ended June 30, 2011. The decrease in the fair value of the common stock warrant liability from March 31, 2011 to June 30, 2011 was primarily the result of a decrease in the Company’s stock price over the same period of time. During the three months ended June 30, 2010, the non-operating income associated with the decrease in our common stock warrant liability was $1.6 million. The decrease in the fair value of the common stock warrant liability from March 31, 2010 to June 30, 2010 was primarily the result of a decrease in the Company’s stock price over the same period of time.
     Fair values were calculated using the Black-Scholes pricing model and are remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Six Months Ended June 30, 2011 and 2010
     Research and Development Expenses. Research and development expenses were $12.0 million for the six months ended June 30, 2011 compared to $6.8 million for the six months ended June 30, 2010. The $5.2 million increase was attributable to a $4.6 million increase in setrobuvir (ANA598) development costs and a $0.9 million increase in ANA773 development costs. During the six months ended June 30, 2011, our development costs associated with setrobuvir (ANA598) were primarily associated with our ongoing Phase IIb combination study, and our ANA773 development costs were comprised primarily of clinical trial material manufacturing and clinical trial setup costs associated with our upcoming Phase IIa combination study, which is expected to begin patient dosing in the third quarter of 2011. During the six months ended June 30, 2010, our development costs associated with setrobuvir (ANA598) were primarily associated with our Phase IIa combination study, while our development costs associated with ANA773 were primarily associated with wrap-up activities related to our Phase I HCV and oncology studies. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.4 million for each of the six months ended June 30, 2011 and 2010.
     The following summarizes our research and development expenses for the six months ended June 30, 2011 and 2010. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Six months ended June 30,
	2011	2010
	(In thousands)
Setrobuvir (ANA598)	9,532	4,937
ANA773	1,075	143
Infrastructure, support personnel and other	1,029	1,269
Non-cash employee and non-employee share-based compensation	372	436

Total research and development expense	$12,008	$6,785

     General and Administrative Expenses. General and administrative expenses were $3.1 million for the six months ended June 30, 2011 compared to $3.2 million for the six months ended June 30, 2010. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.5 million for each of the six months ended June 30, 2011 and 2010.

     Interest Income and Other, net. Interest income and other, net was $0.1 million for each of the six months ended June 30, 2011 and 2010.
     Common Stock Warrant Liability. Non-operating income associated with the decrease in our common stock warrant liability was $0.9 million for the six months ended June 30, 2011. The decrease in the fair value of the common stock warrant liability from December 31, 2010 to June 30, 2011 was primarily the result of a decrease in the Company’s stock price over the same period of time. During the six months ended June 30, 2010, the non-operating income associated with the decrease in our common stock warrant liability was $0.8 million. The decrease in the fair value of the common stock warrant liability from December 31, 2009 to June 30, 2010 was primarily the result of a decrease in the Company’s stock price over the same period of time.
     Fair values were calculated using the Black-Scholes pricing model and are remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.
Liquidity and Capital Resources
Overview
     Our June 30, 2011 cash, cash equivalents and securities available-for-sale balance was $25.8 million. Our cash, cash equivalents and securities available-for sale decreased by $12.1 million from December 31, 2010 to June 30, 2011. This decrease in cash, cash equivalents and securities available-for-sale is the result of our year-to-date cash utilization to fund operations, including external expenditures associated with our on-going Phase II combination studies of setrobuvir (ANA598).
     If we are unable to secure sufficient additional funding during the next twelve months, we have identified certain cash saving measures that, if implemented, would not be expected to impair our on-going conduct of the Phase IIb study of setrobuvir (ANA598) and would allow us to meet our working capital requirements with our existing cash, cash equivalents and securities available-for-sale through June 30, 2012.
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
     We are not currently party to any development collaborations and therefore cash to fund our future operations will most likely have to be obtained from one of the following sources: sale of equity securities, a new strategic collaboration agreement, a debt financing or a project financing. We may not be successful in obtaining a strategic alliance or other agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that we will be able to complete an equity or debt financing when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds through a debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include but are not limited to the following:
•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic alliances;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of non-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of setrobuvir (ANA598), ANA773 or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
Investment Portfolio
     As of June 30, 2011, we had $25.5 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 21.4 months with an overall average time to maturity of 6.4 months. We have the ability to liquidate these marketable securities without restriction or penalty. As of June 30, 2011, we did not own any marketable securities which were classified as asset-backed securities or auction rate securities.
Fair Value Inputs
     Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset. We value our marketable securities by using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of securities valued based on quoted market prices in active markets include money market funds. We do not adjust the quoted price for such securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include U.S. government sponsored enterprise securities, municipal bonds, commercial paper and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels. The fair value of the common stock warrants, which may potentially be settled with cash and are therefore treated as a liability, is estimated using the Black-Scholes pricing model.
Off-Balance Sheet Arrangements
     As of June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
Risks Related to Our Business
     Any significant set-back regarding, or the failure of, setrobuvir (ANA598) will have a large negative impact on our business and stock price.
     Currently, we are focusing most of our resources on the development of setrobuvir (ANA598). As a result, our development portfolio entails a highly concentrated risk of failure. If the timing or results of clinical trials and non clinical studies of setrobuvir (ANA598) do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. Any significant set-back regarding, or the failure of, setrobuvir (ANA598) will have a significant negative impact on us and our stock price.
     We may be unable to enter into future strategic or collaborative transactions, and in particular transactions around setrobuvir (ANA598) or ANA773, on terms acceptable to us, or at all.
     Our near and long-term viability will depend in part on our ability to successfully establish transactions with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to advance setrobuvir (ANA598) or ANA773 fully through later stage development, we either will need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development of these programs. If we fail to establish collaborations or licensing arrangements on acceptable terms, we may need to forego the future development of one or both of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of milestone, sales or royalty revenue.
     *In order to advance setrobuvir (ANA598) through, and ANA773 into, later stage development, we will require additional funds and we may not be able to obtain such funds.
     Prior to advancing setrobuvir (ANA598) through and ANA773 into later stage development, we will need to obtain additional funds. However, we may not be successful in obtaining such funds. Potential sources of additional funds include a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing. We cannot be sure that additional funding will be available or that such funding will be obtained on terms favorable to us or our stockholders.
      *We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs.
      Our June 30, 2011 cash, cash equivalents and marketable securities balance was $25.8 million. If we are unable to secure sufficient additional funding during the next twelve months, we have identified certain cash saving measures that, if implemented, would not be expected to impair our on-going conduct of the Phase IIb study of setrobuvir (ANA598) and would allow us to meet our working capital requirements with our existing cash, cash equivalents and securities available-for-sale through June 30, 2012.

     In addition, we will need to raise additional capital if we choose to conduct certain activities, including:
•	fund our development programs;

•	acquire rights to products or product candidates, technologies or businesses;

•	establish and maintain manufacturing, sales and marketing operations; and

•	commercialize our product candidates, if any, that receive regulatory approval.
     Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:
•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic alliances;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the commercialization of setrobuvir (ANA598), ANA773 and any additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.
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
     Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early-stage clinical testing of compounds. Our current product candidates are at only the early-to-mid stages of clinical trials. Setrobuvir (ANA598), ANA773 and any other compounds that we may develop, may never be approved for commercial sales. These compounds will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.
     *We expect our net losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.
     We have incurred net losses since our incorporation in 1992, and through June 30, 2011 we have an accumulated deficit of $313.8 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We will need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.
     The technologies on which we rely are unproven and may not result in the development of commercially viable products.
     Our current product candidates, setrobuvir (ANA598) and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and Toll-Like Receptor-7, or TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals that showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying setrobuvir (ANA598) is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. Setrobuvir (ANA598) and ANA773 are at only the early stage to mid stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.
     Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that setrobuvir (ANA598) or ANA773 will have favorable results in on-going or future clinical trials, or receive regulatory approval.
     Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines or durability of response seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, the favorable 12 week viral response data from our setrobuvir (ANA598) Phase IIa study may not be repeated in the setrobuvir (ANA598) Phase IIb study and may not translate into long-term benefit due to the potential emergence of resistant variants or other factors, such as low ribavirin levels in patients. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. Furthermore, if future toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If setrobuvir (ANA598) or ANA773 fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in future toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of setrobuvir (ANA598) or ANA773. If we delay or abandon our development efforts related to setrobuvir (ANA598) or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
     *Results of our ongoing setrobuvir (ANA598) Phase II combination studies and results of future trials may not be as favorable as results seen to date.
     As previously reported, we have seen positive preliminary antiviral response and safety data from our Phase IIa combination study in which setrobuvir (ANA598) was dosed for 12 weeks in combination with pegylated interferon and ribavirin, after which patients continued to receive pegylated interferon and ribavirin. There is no guarantee that final data from the Phase IIa study or data from the currently ongoing Phase IIb study or future studies, will be as favorable, or viewed as favorably, as initial data from the Phase IIa study or that the very low viral breakthrough rate that we have seen in the Phase IIa study will be replicated in the Phase IIb study or in future studies. If results from any of these studies are less than hoped for, or do not meet your, analysts’, potential collaborators’ or others’ expectations, the perception of the value of setrobuvir (ANA598) could be harmed, causing our stock price to suffer.
     More generally, it remains unknown whether SVR rates in larger studies of setrobuvir (ANA598) with pegylated interferon and ribavirin will be sufficiently attractive or will be predictive of clinical benefit associated with improved SVR rates, shortened therapy or the potential ability to eliminate interferon when setrobuvir is dosed in combination with other DAAs. If the results of the Phase IIb study do not show sufficiently attractive SVR rates and if there are no alternative paths in which setrobuvir (ANA598) shows benefit in combination with another DAA, then the prospects for developing setrobuvir (ANA598) as a competitive component of future HCV treatment could be limited.

     *We intend to develop setrobuvir (ANA598) and ANA773 as components of combination treatments, which presents additional challenges to the drug development process.
     We are developing setrobuvir (ANA598) and ANA773 as potential components of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which, except for approved drugs would require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. An important element of our development strategy for setrobuvir (ANA598) is to test the agent in combination with one or more other direct-acting antivirals (DAAs). In order for us to pursue this development strategy, we will need to utilize approved DAAs if available or engage the interest of other biopharmaceutical or pharmaceutical companies, since we do not have another direct antiviral to combine with setrobuvir (ANA598). Our ability to engage this interest from other companies that have direct antivirals in development will be impacted by such companies’ internal HCV portfolio dynamics, with such dynamics influencing the companies’ perceived attractiveness of combining with an agent such as setrobuvir (ANA598). For those companies that have a desire to combine with an agent such as setrobuvir (ANA598), we will be dependent on their perception of the profile of setrobuvir (ANA598). If they do not view the profile of setrobuvir (ANA598) as favorably as we do, or if they establish other criteria for combination that we have not yet satisfied with setrobuvir (ANA598), we could experience difficulties or delays in pursuing such combination trials. For example, within the HCV community to date there has been an emphasis on the genetic barrier to resistance of antiviral agents (leading to a potential conclusion that the administration of non-nucleosides is more likely to result in resistance than the administration of nucleosides due to the lower genetic barrier of resistance of nucleosides). Only more recently has there been an appreciation of the importance of a pharmacological barrier to resistance, which setrobuvir (ANA598) exhibited in the Phase IIa combination study. Depending on other companies’ perception of this issue, we could experience less enthusiasm for setrobuvir (ANA598) as a combination partner. If we are unable to optimize the development of setrobuvir (ANA598), our business prospects could be harmed, causing our stock price to suffer.
     *We have recently entered into a cross-company clinical trial agreement with a biopharmaceutical company to study setrobuvir (ANA598) in combination with another DAA in healthy volunteers and are pursuing additional opportunities to test setrobuvir (ANA598) in combination with other DAAs. There is no guarantee that data from combination studies will be favorable or that initial studies will lead to subsequent studies and/or a relationship or transaction between us and the other parties.
     We have recently entered into a clinical trial agreement with a biopharmaceutical company to conduct a drug-drug interaction study of setrobuvir (ANA598) in combination with another DAA in healthy volunteers and are pursuing additional opportunities to test setrobuvir (ANA598) in combination with other DAAs. There is no guarantee that any drug-drug interaction study will not have an unfavorable outcome, such as an unexpected impact on the pharmacokinetic profile of either of the agents in combination that cannot be managed by adjusting dose levels or that any DAA combination study in HCV patients, if conducted, will have favorable results. Furthermore, in the event that serious adverse events are observed during a combination study, it may be difficult for the parties or regulatory authorities to attribute the cause of the adverse events to either particular agent. As a result, there is the potential for the development of setrobuvir (ANA598) to be delayed or impeded as a result of negative events observed during combination studies even if such negative events are not caused by setrobuvir (ANA598). Even if data from drug-drug interaction studies are favorable, there is no guarantee that the parties will conduct subsequent studies and/or that any future transaction or relationship between the parties will occur.

     *There is no guarantee that in studies of setrobuvir (ANA598) in which setrobuvir (ANA598) will be dosed for longer duration in combination with other agents that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.
     We are currently conducting a Phase IIb study in which setrobuvir (ANA598) will be dosed for up to 48 weeks in combination with pegylated interferon and ribavirin. In prior studies, the longest period that setrobuvir (ANA598) has been dosed for is 12 weeks. There is no guarantee that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance, when setrobuvir is dosed for longer durations. In addition, although we have presented in vitro data showing that combinations of setrobuvir (ANA598) with interferon and ribavirin and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that setrobuvir (ANA598) will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received setrobuvir (ANA598) discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of setrobuvir (ANA598) required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing setrobuvir (ANA598) as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.
     Our projected development timelines for ANA773 are contingent, among other things, on our anticipated interactions with ex-U.S. regulatory authorities for the program. There is no guarantee that the ex-U.S. regulatory authorities will allow the planned study to proceed or that they will not impose requirements which could result in unexpected cost increases and/or delays to our desired timelines for the study.
     We will need to obtain clearance from applicable foreign regulatory authorities prior to initiating the ANA773 Phase IIa study. There is no guarantee that we will be able to timely satisfy the requests of any such foreign regulatory authorities or that such regulatory authorities will not impose additional requirements on the conduct or the studies, or allow the study to proceed.
     The U.S. Food and Drug Administration (FDA) could impose additional requirements on the development of setrobuvir (ANA598) which could result in unexpected cost increases and/or delays to our development timelines.
     The development of setrobuvir (ANA598) in the United States is subject to ongoing regulation by the FDA. There is no guarantee that the FDA will not impose additional requirements on our development program for setrobuvir (ANA598), including requirements associated with patient enrollment, manufacturing processes of our clinical trials materials or other development activities related to setrobuvir (ANA598), which could result in increased costs to us or a delay in our desired timelines.
     Fast track designation does not guarantee approval, or expedited approval, of setrobuvir (ANA598) and there is no guarantee that setrobuvir (ANA598) will maintain fast track designation.
     In December 2008, we announced that the FDA granted fast track designation to setrobuvir (ANA598) for the treatment of chronic HCV infection. Under the FDA Modernization Act of 1997, fast track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address an unmet medical need for such a condition. Mechanisms intended to facilitate development include opportunities for frequent dialogue with FDA reviewers and for timely review of submitted protocols. However, the designation does not guarantee approval or expedited approval of any application for the product. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria are no longer met.
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
     Even if we successfully complete clinical trials of setrobuvir (ANA598), ANA773 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.
     There can be no assurance that if our clinical trials of setrobuvir (ANA598), ANA773 or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to setrobuvir (ANA598), ANA773 or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States. The FDA can and does reject NDAs and may require additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize setrobuvir (ANA598), ANA773 or any future product candidate, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.
     If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.
     Even if setrobuvir (ANA598), ANA773 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategy;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement; and

•	our ability to establish or maintain an attractive price for setrobuvir (ANA598) when used in combination with other agents.
     If setrobuvir (ANA598), ANA773 or any future product candidate does not provide additional clinical benefit when included within a treatment regimen, that product likely will not be accepted favorably by the market. If any products we or our collaborators may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.

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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for setrobuvir (ANA598) or ANA773 or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.
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
     In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. We may be particularly affected by this because we expect that setrobuvir (ANA598), if approved, will be marketed in foreign countries with high incidences of HCV infection.
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
     If we fail to obtain and maintain patent protection and trade secret protection of setrobuvir (ANA598) or ANA773, proprietary technologies and their uses, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.
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
     The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time-consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree and which may be difficult to comprehend by a judge or jury. An adverse determination in an interference proceeding or litigation with respect to setrobuvir (ANA598) or ANA773, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms, or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing setrobuvir (ANA598) or ANA773, which could have a material and adverse effect on our results of operations.
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
     *If our competitors develop treatments for HCV that are approved faster, marketed better or demonstrated to be more effective than setrobuvir (ANA598), ANA773, or any other products that we may develop, our commercial opportunity will be reduced or eliminated.
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV. Potential competitors may develop treatments for HCV that are more effective or less costly than our product candidates or that would make our product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with setrobuvir (ANA598) or ANA773. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.
     Setrobuvir (ANA598), a non-nucleoside polymerase inhibitor, was selected as a development candidate for the treatment of chronic hepatitis C virus infection in June 2007. If approved, setrobuvir (ANA598) would likely be used in combination with pegylated interferon and ribavirin and/or other DAAs such as protease inhibitors, NS5A inhibitors, and/or polymerase inhibitors. Setrobuvir (ANA598) may also be used in combination with cyclophilin inhibitors which target a host (human) enzyme. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of setrobuvir (ANA598). Other non-nucleoside inhibitors would likely be the most direct competitors for setrobuvir (ANA598). To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Tibotec/Johnson & Johnson (Janssen), Abbott, Boehringer Ingelheim, Bristol-Myers Squibb, Idenix and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.
     Other potential competitors are products currently approved for the treatment of HCV infection: the pegylated interferon-alfa-based products PegIntron (pegylated interferon-alfa-2b) and Intron (interferon-alfa-2b), both of which are marketed by Merck, and Pegasys (pegylated interferon-alfa-2a) and Roferon- A (interferon-alfa-2a), both of which are marketed by Roche; the ribavirin-based products Copegus marketed by Roche, Rebetol marketed by Merck and generic ribavirin distributed by multiple companies; and two protease inhibitors recently approved by the FDA for the treatment of HCV: Incivek (telaprevir) which has been developed by Vertex Pharmaceuticals, Tibotec (Janssen Pharmaceutica / Johnson & Johnson) and Mitsubishi Tanabe Pharma, and Victrelis (boceprevir), developed by Merck, which has recently been approved by the FDA and the EMEA.
Setrobuvir (ANA598) may also face competition from DAAs currently in later stage clinical development for the treatment of HCV including the other protease inhibitors (TMC-435350, in development by Tibotec (Janssen Pharmaceutica/Johnson & Johnson) and Medivir; BMS-650032 in development by Bristol-Myers Squibb; BI-201335, in development by Boehringer Ingelheim; and danoprevir, in development by Roche), the nucleoside polymerase inhibitors (RG7128, in development by Roche; and PSI-7977, in development by Pharmasset), the NS5A inhibitor (BMS-790052, in development by Bristol-Myers Squibb), and the non-nucleoside polymerase inhibitors (GS-9190, in development by Gilead; VX-222, in development by Vertex; ABT-072 and ABT-333, in development by Abbott; BMS-791325, in development by BMS, IDX375 by Idenix, BI-207127 by Boehringer Ingelheim, TMC-647055 by Tibotec (Janssen Pharmaceutica/Johnson & Johnson); and filibuvir, in development by Pfizer). Cyclophilin inhibitors, such as DEB-025, in development by Novartis may also be competitive with setrobuvir (ANA598).
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
     Our ability to commercialize setrobuvir (ANA598) or any other product candidate successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of setrobuvir (ANA598) or any other product and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV. Also, the trend toward managed health care in the United States as well as the comprehensive health care reform legislation recently enacted by the Federal government could result in exclusion of our product candidates from reimbursement programs such as Medicare and Medicaid. The cost containment measures that health care payors and providers are instituting and the effect of the comprehensive health care reform legislation recently enacted by the Federal government could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.
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
     Our stock price may be volatile.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of our product candidates, including the status and results of our clinical trials of setrobuvir (ANA598) and ANA773;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	disputes or other developments relating to proprietary rights, including patents, trade secrets, litigation matters, and our ability to patent or otherwise protect our product candidates and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies, of our competitors or of the markets generally;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	failure to meet or exceed securities analysts’ or investors’ expectations of our quarterly financial results, clinical results or our achievement of milestones;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities such as chat rooms;

•	regulatory developments in the United States and foreign countries;

•	economic and political factors, including wars, terrorism and political unrest; and

•	technological advances by our competitors.

     Our quarterly results may fluctuate significantly, resulting in fluctuations in our stock price.
     We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the status of development of setrobuvir, (ANA598), ANA773 and our other product candidates, including results of preclinical studies and clinical trials and changes in regulatory status;

•	our execution of collaborative, licensing or other arrangements and the timing and accounting treatment of payments we make or receive under these arrangements;

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by commercial collaborators of any amounts payable to us;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period; and

•	the effect of competing technological and market developments.
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

Item 6. Exhibit Index

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Cash Flow Statements for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Attached Hereto.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	ANADYS PHARMACEUTICALS, INC.
	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
Peter T. Slover
Vice President, Finance and Operations

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Incorporated by Reference or Attached Hereto
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Cash Flow Statements for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Attached Hereto.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.