Form 10-Q
period 2011-09-30
ANADYS PHARMACEUTICALS INC
filed 2011-11-07
CIK 1128495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of the close of business on October 28, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	57,438,114

ANADYS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANADYS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,081	$7,617
Securities available-for-sale	18,083	30,367
Prepaid expenses and other current assets	902	1,319

Total current assets	20,066	39,303
Property and equipment, net	107	234

Total assets	$20,173	$39,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,898	$2,970
Common stock warrant liability	460	1,881
Deferred rent	14	—

Total current liabilities	7,372	4,851
Other long-term liabilities	1	13
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2011 and December 31, 2010; 57,176,285 and 57,141,223 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	57	57
Additional paid-in capital	335,623	334,298
Accumulated other comprehensive gain (loss)	12	(1)
Accumulated deficit	(322,892)	(299,681)

Total stockholders’ equity	12,800	34,673

Total liabilities and stockholders’ equity	$20,173	$39,537

See accompanying notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 2010 has been derived from audited financial statements at that date but does not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.

ANADYS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating Expenses:
Research and development	$7,991	$2,488	$19,999	$9,273
General and administrative	1,670	1,510	4,739	4,752

Total operating expenses	9,661	3,998	24,738	14,025
Other Income (Expense):
Interest income and other, net	26	22	106	115
Gain (loss) from valuation of common stock warrant liability	497	(767)	1,421	(13)

Total other income (expense), net	523	(745)	1,527	102
Net loss	$(9,138)	$(4,743)	$(23,211)	$(13,923)

Net loss per share, basic and diluted	$(0.16)	$(0.11)	$(0.41)	$(0.35)

Shares used in calculating net loss per share, basic and diluted	57,176	43,214	57,159	39,970

See accompanying notes to unaudited condensed consolidated financial statements.

ANADYS PHARMACEUTICALS, INC.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(23,211)	$(13,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157	308
Share-based compensation expense	1,290	1,457
(Gain)loss on valuation of common stock warrant liability issued in connection with equity financing	(1,421)	13
Gain from the sale of property and equipment	—	(6)
Amortization of discount on securities available-for-sale	357	248
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	417	(295)
Other assets	—	60
Accounts payable and accrued expenses	3,928	(632)
Deferred rent	14	—
Other current and long-term liabilities	(12)	(9)

Net cash used in operating activities	(18,481)	(12,779)
Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(10,535)	(17,476)
Proceeds from the sale and maturity of securities available-for-sale	22,475	16,160
Purchases of property and equipment	(30)	(7)
Proceeds from the sale of property and equipment	—	6

Net cash provided by (used in) investing activities	11,910	(1,317)
Cash Flows from Financing Activities:
Proceeds from equity financing, net of issuance costs	—	11,373
Proceeds from exercise of stock options and employee stock purchase plan	35	118

Net cash provided by financing activities	35	11,491
Net decrease in cash and cash equivalents	(6,536)	(2,605)
Cash and cash equivalents at beginning of period	7,617	4,497

Cash and cash equivalents at end of period	$1,081	$1,892

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized loss on securities available-for-sale	$13	$(38)

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

On October 16, 2011, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Hoffmann-La Roche Inc., a New Jersey corporation, Bryce Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Hoffman-La Roche, Inc. and, solely for purposes of Section 9.13 therein, Roche Holdings, Inc., a Delaware corporation and the parent of Hoffman-La Roche, Inc. (collectively referred to as Roche), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Roche initiated on October 25, 2011, a cash tender offer to acquire all of the outstanding shares of common stock of the Company, par value $0.001 per share at a price of $3.70 per share, net to the selling stockholder in cash, without interest and less any required withholding taxes. Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, Bryce (Roche’s acquisition subsidiary) will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Roche.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2011 through the date it issued these financial statements. Subsequent to September 30, 2011 but prior to the issuance of these financial statements, the Company entered into an Agreement and Plan of Merger with Roche. See additional information related to the Merger Agreement at footnote 7 to these financial statements. No other subsequent events were identified during the Company’s evaluation that require disclosure.

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

The Company has excluded the following outstanding options and warrants from the calculation of diluted net loss per share because the effect would be anti-dilutive for all periods presented (in thousands):

	As of September 30,
	2011	2010
Options to purchase common stock	7,761	7,158
Common stock warrants	2,944	2,944

	10,705	10,102

3. Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values in securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(9,138)	$(4,743)	$(23,211)	$(13,923)
Unrealized gain (loss) on securities available-for-sale	(2)	(5)	13	(38)

Comprehensive loss	$(9,140)	$(4,748)	$(23,198)	$(13,961)

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

A summary of the Company’s stock options and related information as of September 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance at September 30, 2011	7,761	$3.01	6.26	$24

Exercisable at September 30, 2011	5,291	$3.72	5.07	$—

The Company has reported the following amounts of share-based compensation expense in the unaudited condensed consolidated Statements of Operations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development expense	$234	$206	$606	$643
General and administrative expense	199	289	684	814

Total share-based compensation expense	$433	$495	$1,290	$1,457

Net share-based compensation expense, per common share basic and diluted	$0.01	$0.01	$0.02	$0.04

As of September 30, 2011, there was an additional $1.6 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.16 years.

The following assumptions were used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options granted in each period	106,000	50,000	974,205	140,000
Assumptions:
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.70%	84.56%	84.70%	84.56%
Risk-free interest rate	2.11%	2.42%	2.11%	2.42%
Expected life of the option term (in years)	6.35	6.09	6.35	6.09

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

During the three months ended September 30, 2011, no stock options expired. During the nine months ended September 30, 2011, 151,461 stock options expired. There were no stock options that expired during the three and nine month periods ended September 30, 2010.

5. Securities Available-for-Sale

Securities available-for-sale consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized		Market Value
		Gain	Loss
Commercial paper	$300	$—	$—	$300
Municipal bonds	3,986	1	—	3,987
U.S. government sponsored enterprise securities	10,984	10	—	10,994
Corporate debt securities	2,801	2	(1)	2,802

	$18,071	$13	$(1)	$18,083

	December 31, 2010
	Amortized Cost	Unrealized		Market Value
		Gain	Loss
Commercial paper	$10,018	$—	$(1)	$10,017
Municipal bonds	1,654	—	—	1,654
U.S. government sponsored enterprise securities	15,983	7	(5)	15,985
Corporate debt securities	2,713	—	(2)	2,711

	$30,368	$7	$(8)	$30,367

The amortized cost and estimated fair value of the Company’s securities available-for-sale by contractual maturity as of September 30, 2011 and December 31, 2010 are shown below (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized		Market Value
		Gain	Loss
Within one year	$17,809	$11	$(1)	$17,819
After one year	262	2	—	264

	$18,071	$13	$(1)	$18,083

	December 31, 2010
	Amortized Cost	Unrealized		Market Value
		Gain	Loss
Within one year	$23,731	$2	$(5)	$23,728
After one year	6,637	5	(3)	6,639

	$30,368	$7	$(8)	$30,367

As of September 30, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity, the number of months until the security’s maturity, the number of quarters that each security was in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of September 30, 2011 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of September 30, 2011 had been in an unrealized loss position for greater than one year.

6. Fair Value Disclosures

As of September 30, 2011, the Company had $19.2 million of cash equivalents and marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 18.3 months with an overall average time to maturity of 4.5 months. The Company has the ability to liquidate these investments without restriction or penalty. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices. The Company determines fair value for marketable securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment of what market participants would use in pricing the instruments.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets:
Money market funds	$857	$857	$—	$—
Commercial paper	300	—	300	—
Municipal bonds	3,987	—	3,987	—
U.S. government sponsored enterprise securities	10,994	—	10,994	—
Corporate debt securities	2,802	—	2,802	—

Total financial assets	$18,940	$857	$18,083	$—

Liabilities:
Common stock warrants	$460	$—	$—	$460

Total financial liabilities	$460	$—	$—	$460

The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at September 30, 2011 and 2010:

	September 30,
	2011	2010
Risk-free interest rate	0.43%	0.96%
Dividend yield	0.00%	0.00%
Expected volatility	79.43%	91.76%
Weighted-average expected life of warrant (in years)	2.7	3.7

As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $0.5 million and a loss of $0.8 million for the three months ended September 30, 2011 and 2010, respectively. As a result of the Company’s reassessment of the fair value of the common stock warrants, the Company recorded a gain of $1.4 million and a loss of $0.01 million for the nine months ended September 30, 2011 and 2010, respectively. The gain (loss) is reflected in the Company’s unaudited condensed consolidated statement of operations as a component of other income (expense), net.

The following table is a roll forward of the fair value of the common stock warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$957	$3,143	$1,881	$3,897
Purchases, issuances, and settlements	—	—	—	—
Realized gain (loss) included in net loss	497	(767)	1,421	(13)

Ending balance	$460	$3,910	$460	$3,910

7. Subsequent Events

On October 16, 2011, the Company entered into a Merger Agreement with Roche, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Roche agreed to commence a cash tender offer (the Offer), which was initiated on October 25, 2011, to acquire all of the outstanding shares of common stock of the Company, par value $0.001 per share (the Shares) at a price of $3.70 per share (the Offer Price), net to the selling stockholder in cash, without interest and less any required withholding taxes. Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, the Company will be a wholly owned subsidiary of Roche. If and when the Merger is effected, the shares not purchased pursuant to the Offer (other than shares held by the Company, Roche, any subsidiary of Roche or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, and less any required withholding taxes. In addition, each unexpired and unexercised option to purchase Shares then in effect, whether vested or unvested, will be cancelled, terminated and extinguished in exchange for the right to receive the excess, if any, of the Offer Price over the exercise price of such Option immediately prior to the effective time of the Merger.

Roche’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, (i) that the number of Shares validly tendered pursuant to the Offer (and not properly withdrawn prior to any then scheduled expiration date of the Offer), together with Shares then beneficially owned by Roche, represents at least a majority of (a) all Shares then outstanding plus (b) all Shares issuable upon the exercise, conversion or exchange of any options, warrants or other rights to acquire Shares then outstanding (other than options, warrants or other rights that have a per share exercise price that is equal to or greater than the Offer Price) regardless of whether or not then vested, (ii) the expiration or termination of any applicable waiting period under any applicable antitrust law, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) that the other conditions set forth in Annex I to the Merger Agreement have been satisfied or waived.

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

Overview

Background

Anadys Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to improving patient care by developing novel medicines for the treatment of hepatitis C. We believe hepatitis C represents a large unmet medical need in which meaningful improvements in treatment outcomes may be attainable with the introduction of new medicines. We are currently focusing most of our efforts on the development of setrobuvir, a direct-acting antiviral (DAA) for the treatment of hepatitis C. We are currently conducting a Phase IIb study of setrobuvir in combination with pegylated interferon alfa and ribavirin for the treatment of hepatitis C. We believe that this study, which is being conducted in patients infected with hepatitis C virus (HCV), should form a basis for future testing of setrobuvir in combination with other DAAs.

Agreement and Plan of Merger

On October 16, 2011, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Hoffmann-La Roche Inc., a New Jersey corporation, Bryce Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Hoffman-La Roche, Inc. and, solely for purposes of Section 9.13 therein, Roche Holdings, Inc., a Delaware corporation and the parent of Hoffman-La Roche, Inc. (collectively referred to as Roche), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Roche agreed to commence a cash tender offer (the Offer), which was initiated on October 25, 2011, to acquire all of the outstanding shares of common stock of Anadys, par value $0.001 per share (the Shares) at a price of $3.70 per share (the Offer Price), net to the selling stockholder in cash, without interest and less any required withholding taxes. Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, the Company will be a wholly owned subsidiary of Roche. At the effective time of the Merger (the Effective Time), the Shares not purchased pursuant to the Offer (other than shares held by Anadys, Roche or any subsidiary of Roche or by stockholders of Anadys who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, and less any required withholding taxes. In addition, each unexpired and unexercised option to purchase Shares then in effect (such options, the Options), whether vested or unvested, will be cancelled, terminated and extinguished in exchange for the right to receive the excess, if any, of the Offer Price over the exercise price of such Option immediately prior to the Effective Time.

Roche’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, (i) that the number of Shares validly tendered pursuant to the Offer (and not properly withdrawn prior to any then scheduled expiration date of the Offer), together with Shares then beneficially owned by Roche (if any), represents at least a majority of (a) all Shares then outstanding plus (b) all Shares issuable upon the exercise, conversion or exchange of any options, warrants or other rights to acquire Shares then outstanding (other than options, warrants or other rights that have a per share exercise price that is equal to or greater than the Offer Price) regardless of whether or not then vested, (ii) the expiration or termination of any applicable waiting period under any applicable antitrust law, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) that the other conditions set forth in Annex I to the Merger Agreement have been satisfied or waived.

Development Program Update Setrobuvir

On October 13, 2011, we announced the following preliminary data from our on-going Phase IIb study with setrobuvir in combination with pegylated interferon alfa and ribavirin (P/R). 78% of treatment-naïve patients and 76% of patients who had responded inadequately to, or relapsed after, prior treatment with P/R had undetectable virus at week 12 (cEVR) while receiving setrobuvir plus P/R, compared to 56% and 44%, respectively, for patients who received placebo plus P/R. 71% of treatment-naïve patients who received setrobuvir plus P/R had undetectable virus at week 8 and met the initial response-guided criteria for shortening treatment in this study to 28 weeks from the traditional 48 weeks for treatment with P/R alone. 29% of patients who had no appreciable response to prior treatment with P/R (null responders) achieved cEVR with setrobuvir plus P/R, and the percentage of patients with undetectable virus continued to climb in this hard-to-treat population to 36% at week 18. No prior null responders received placebo plus P/R in this trial. The viral breakthrough rate through 12 weeks on setrobuvir plus P/R was low in both treatment naïve patients (2.9%) and patients who had responded inadequately to, or relapsed after, prior treatment with P/R (3.6%). Setrobuvir has been generally well-tolerated in the study. The profile of adverse events has been similar between the setrobuvir and control groups, with reported adverse events being typical for patients treated with interferon and ribavirin.

Development Program Update ANA773

As we previously announced, we have plans to conduct a 28 day combination study of ANA773, an oral, small-molecule inducer of endogenous interferons that acts via the Toll-like receptor 7 pathway, with ribavirin. In light of our proposed merger with Roche, we have decided to postpone initiation of this clinical study.

Future Operations

We have incurred significant operating losses since our inception and, as of September 30, 2011, our accumulated deficit was $322.9 million. In the event that we do not complete the Merger with Roche, we expect to incur substantial losses for at least the next several years as we:

•	continue the development of setrobuvir for the treatment of HCV;

•	optimize methods for and scale-up manufacturing of setrobuvir for clinical trials and potential commercialization;

•	explore the potential to further develop ANA773 for the treatment of HCV;

•	commercialize any product candidates that receive regulatory approval; and

•	potentially in-license technology and acquire or invest in businesses, products or technologies that are synergistic with our own.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Research and Development Expenses. Research and development expenses were $8.0 million for the three months ended September 30, 2011 compared to $2.5 million for the three months ended September 30, 2010. The $5.5 million increase was primarily attributable to a $5.0 million increase in setrobuvir development costs and a $0.6 million increase in ANA773 development costs. During the three months ended September 30, 2011, our development costs associated with setrobuvir were primarily associated with our ongoing Phase IIb combination study, which began in the first quarter of 2011, and to a lesser extent, our now completed Phase IIa combination study. During the three months ended September 30, 2010, development costs for setrobuvir were primarily associated with our now completed Phase IIa combination study. Our ANA773 development costs during the three months ended September 30, 2011 were comprised primarily of clinical trial setup and clinical trial material manufacturing costs associated with our planned Phase IIa combination study. In light of our proposed merger with Roche, we have decided to postpone initiation of this study. Our infrastructure, support personnel and other costs have decreased $0.1 million primarily due to lower depreciation expense. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.2 million for each of the three months ended September 30, 2011 and 2010.

The following summarizes our research and development expenses for the three months ended September 30, 2011 and 2010. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Three months ended September 30,
	2011	2010
	(In thousands)
Setrobuvir	$6,586	$1,630
ANA773	684	72
Infrastructure, support personnel and other	487	580
Non-cash employee and non-employee share-based compensation	234	206

Total research and development expense	$7,991	$2,488

General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended September 30, 2011 compared to $1.5 million for the three months ended September 30, 2010. This increase can be primarily attributed to higher legal costs incurred in connection with the Company’s pending merger. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.2 million for each of the three months ended September 30, 2011 and 2010.

Interest Income and Other, net. Interest income and other, net was $0.02 million for each of the three months ended September 30, 2011 and 2010.

Gain (Loss) from Valuation of Common Stock Warrant. Non-operating income associated with the decrease in our common stock warrant liability was $0.5 million for the three months ended September 30, 2011. The decrease in the fair value of our common stock warrant liability from June 30, 2011 to September 30, 2011 was primarily the result of a decrease in our stock price over the same period of time. During the three months ended September 30, 2010, the non-operating expense associated with the increase in our common stock warrant liability was $0.8 million. The increase in the fair value of our common stock warrant liability from June 30, 2010 to September 30, 2010 was primarily the result of an increase in our stock price over the same period of time.

Fair values were calculated using the Black-Scholes pricing model and are remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.

Nine Months Ended September 30, 2011 and 2010

Research and Development Expenses. Research and development expenses were $20.0 million for the nine months ended September 30, 2011 compared to $9.3 million for the nine months ended September 30, 2010. The $10.7 million increase was attributable to a $9.6 million increase in setrobuvir development costs and a $1.5 million increase in ANA773 development costs. During the nine months ended September 30, 2011, our development costs associated with setrobuvir were primarily associated with our ongoing Phase IIb combination study, and our ANA773 development costs were comprised primarily of clinical trial setup and clinical trial material manufacturing costs associated with our upcoming Phase IIa combination study, for which initiation has been postponed in light of our proposed merger with Roche. During the nine months ended September 30, 2010, our development costs associated with setrobuvir were primarily associated with our Phase IIa combination study, and our development costs associated with ANA773 were primarily related to wrap-up activities associated with our Phase I oncology trial. Infrastructure, support personnel and other expense decreased $0.3 million due to lower depreciation expense and decreased facility costs under our building lease, the terms of which were modified upon renewal in the first quarter of 2011. Our non-cash share-based compensation expense associated with share-based payments granted to our research and development employees was $0.6 million for each of the nine months ended September 30, 2011 and 2010.

The following summarizes our research and development expenses for the nine months ended September 30, 2011 and 2010. Facility costs, depreciation and amortization, research and development support personnel and other indirect personnel related costs are included as a component of infrastructure and support personnel.

	Nine months ended September 30,
	2011	2010
	(In thousands)
Setrobuvir	16,118	6,567
ANA773	1,758	215
Infrastructure, support personnel and other	1,517	1,848
Non-cash employee and non-employee share-based compensation	606	643

Total research and development expense	$19,999	$9,273

General and Administrative Expenses. General and administrative expenses were $4.7 million for each of the nine months ended September 30, 2011 and 2010. Non-cash share-based compensation expense associated with share-based payments granted to our general and administrative employees and non-employee directors was $0.7 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest Income and Other, net. Interest income and other, net was $0.1 million for each of the nine months ended September 30, 2011 and 2010.

Gain (Loss) from Valuation of Common Stock Warrant. Non-operating income associated with the decrease in our common stock warrant liability was $1.4 million for the nine months ended September 30, 2011. The decrease in the fair value of our common stock warrant liability from December 31, 2010 to September 30, 2011 was primarily the result of a decrease in our stock price over the same period of time. There was no significant change in the fair value of our common stock warrant liability during the nine months ended September 30, 2010.

Fair values were calculated using the Black-Scholes pricing model and are remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods.

Liquidity and Capital Resources

Overview

Our September 30, 2011 cash, cash equivalents and securities available-for-sale balance was $19.2 million. Our cash, cash equivalents and securities available-for sale decreased by $18.8 million from December 31, 2010 to September 30, 2011. This decrease in cash, cash equivalents and securities available-for-sale is the result of our year-to-date cash utilization to fund operations, including external expenditures associated with our on-going Phase II combination studies of setrobuvir.

As of September 30, 2011, we do not have sufficient cash, cash equivalents and securities available-for-sale to meet our working capital requirements for the next twelve months. In the event we are unable to complete the proposed merger with Roche, we have identified certain cash saving measures that, if implemented, would not be expected to impair our on-going conduct of the Phase IIb study of setrobuvir and would allow us to meet our working capital requirements with our existing cash, cash equivalents and securities available-for-sale through June 30, 2012.

Agreement and Plan of Merger

On October 16, 2011, we entered into an Agreement and Plan of Merger with Roche, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Roche commenced a cash tender offer on October 25, 2011 to acquire all of the outstanding shares of common stock of Anadys, par value $0.001 per share at a price of $3.70 per share, net to the selling stockholder in cash, without interest and less any required withholding taxes. Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of the Company, the Company will be a wholly owned subsidiary of Roche.

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

Assuming our merger with Roche is not completed, cash to fund our future operations will most likely have to be obtained from one of the following sources: sale of equity securities, a new strategic collaboration agreement, a debt financing or a project financing. We may not be successful in obtaining a strategic alliance or other agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that we will be able to complete an equity or debt financing when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds through a debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic alliances;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of non-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the success of the commercialization of setrobuvir, ANA773 or any other product candidates we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

Investment Portfolio

As of September 30, 2011, we had $18.9 million of marketable securities consisting of money market funds, commercial paper, municipal bonds, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to 18.3 months with an overall average time to maturity of 4.5 months. We have the ability to liquidate these marketable securities without restriction or penalty. As of September 30, 2011, we did not own any marketable securities which were classified as asset-backed securities or auction rate securities.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Between October 20 and October 25, 2011, three putative class action lawsuits (entitled (1) Hammad v. Anadys Pharmaceuticals, Inc., Case No. 37-2011-00099789-CU-BT-CTL, (2) Maestro v. Anadys Pharmaceuticals, Inc., Case No. 37-2011-00099895-CU-BT-CTL, and (3) Shabtai v. Anadys Pharmaceuticals, Inc., Case No. 37-2011-00099995-CU-BT-CTL) were filed in San Diego Superior Court against the Company, members of the Anadys board of directors, Hoffmann-La Roche, Inc. (“Roche”), Bryce Acquisition Corporation (“Bryce”), and Roche Holdings, Inc. (“RHI”), arising out of the proposed acquisition of Anadys by Roche (“Proposed Transaction”). These lawsuits generally allege that the Anadys board of directors breached their fiduciary duties of care, loyalty, good faith, and independence to Anadys’ stockholders by entering into the merger agreement because the directors, among other things, (i) failed to maximize stockholder value; (ii) used a process that was unfair and inadequate and tailored to better their own interests at the expense of Anadys’ stockholders; (iii) failed to properly value Anadys; (iv) and agreed to preclusive deal-protection terms. The lawsuits also allege that Anadys, Roche, Bryce, and RHI aided and abetted the Anadys board of directors in breaching their fiduciary duties. Plaintiffs seek to stop or delay the acquisition of Anadys, or rescission of the merger in the event it is consummated, and seek monetary damages in an unspecified amount to be determined at trial. On October 25, 2011, the Hammad and Maestro lawsuits were consolidated as In re Anadys Pharmaceuticals Shareholder Litigation, Lead Case No. 37-2011-00099789-CU-BT-CTL. Defendants believe plaintiffs’ allegations in these actions are without merit and intend to defend against them vigorously.

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

Risks Related to the Proposed Merger

*If a sufficient number of shares are not tendered pursuant to the pending tender offer, the merger may not be completed and our business could be impaired.

If Roche, through its wholly owned subsidiary, acquires at least 90% of our issued and outstanding shares pursuant to the tender offer, the merger can be effected as a “short form merger” under Delaware law. A short form merger would enable Roche to complete the acquisition of Anadys without any action on the part of the other holders of our shares. If Roche satisfies the minimum condition for completion of the tender but does not acquire 90% of the issued and outstanding shares pursuant to the tender offer (including through the exercise of a top-up option and any subsequent offering period), we will be required to hold a stockholders’ meeting in order to obtain the approval of our stockholders to consummate the merger. Although this would not prevent the merger from occurring because Roche would control a sufficient number of our shares to approve the merger, it would delay the completion of the merger and could create uncertainty for Anadys and our business could be adversely affected. If less than the required minimum number of shares are tendered, then neither the tender offer nor the merger may be completed and this could also cause significant uncertainty for Anadys and our business could be severely and adversely affected.

*Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of Anadys stockholders generally. These interests include direct or indirect ownership of Anadys common stock and stock options and the potential receipt of change in control payments by certain Anadys executive officers in connection with the proposed merger with Roche.

*If Anadys and Roche are not able to complete the pending tender offer and merger, we will likely need to pursue a different near term strategic path of conducting studies of setrobuvir in combination with other agents, which may require raising additional capital, which may not be available on acceptable terms, or at all.

Neither we nor Roche can assure you that we will successfully complete the pending tender offer and close the merger in a timely manner, or at all. The Merger Agreement is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. If Roche and we do not close the pending tender offer and merger, our Board of Directors will likely need to pursue a different strategic path in the near-term prior to pursuing any alternative strategic transaction, such as conducting studies of setrobuvir in combination with other agents, which may require raising additional capital. There is no guarantee that capital will be available on acceptable terms, or at all, and there is no guarantee that we will be able to arrange combination studies with third parties or that such studies, if conducted, will have outcomes favorable enough to lead to any strategic transaction. Furthermore, attempting to complete a different strategic transaction once we have additional data could prove to be costly and time consuming, and we cannot make any assurances that any future strategic transaction will occur on commercially reasonable terms or at all.

*Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations.

The merger with Roche is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. Neither we nor Roche can assure you that the merger will occur. In the event that the merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the merger, which must be paid even if the merger is not completed, and the payment of an $8 million termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the merger will be completed. In addition, if the merger is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the merger being completed.

Risks Related to Our Business

Any significant set-back regarding, or the failure of, setrobuvir will have a large negative impact on our business and stock price.

Currently, we are focusing most of our resources on the development of setrobuvir. As a result, our development portfolio entails a highly concentrated risk of failure. If the timing or results of clinical trials and non-clinical studies of setrobuvir do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. Any significant set-back regarding, or the failure of, setrobuvir will have a significant negative impact on us and our stock price.

*We may be unable to enter into future strategic or collaborative transactions, and in particular transactions around setrobuvir or ANA773, on terms acceptable to us, or at all.

If the merger with Roche is not completed, our near and long-term viability will depend in part on our ability to successfully establish transactions with pharmaceutical and biotechnology companies. Since we do not currently possess the resources necessary to advance setrobuvir or ANA773 fully through later stage development, we either will need to develop or acquire these resources on our own, which will require substantial funding, time and effort, or will need to enter into collaborative agreements to assist in the development of these programs. If we fail to establish collaborations or licensing arrangements on acceptable terms, we may need to forego the future development of one or both of our programs. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of milestone, sales or royalty revenue.

*In the event that the merger with Roche is not completed we will need to raise additional funds in order to advance setrobuvir through, and ANA773 into, later stage development, and we may not be able to obtain such funds.

In order to advance setrobuvir through and ANA773 into later stage development, we will need to obtain additional funds. However, we may not be successful in obtaining such funds. Potential sources of additional funds include a new strategic alliance or other transaction, the sale of equity securities, project financing or debt financing. We cannot be sure that additional funding will be available or that such funding will be obtained on terms favorable to us or our stockholders.

*In the event that the merger with Roche is not completed and we are unable to raise capital when needed, we may be required to delay, reduce or eliminate our development programs.

Our September 30, 2011 cash, cash equivalents and marketable securities balance was $19.2 million. If we are unable to secure additional funding in the near-term, we have identified certain cash saving measures that, if implemented, would not be expected to impair our on-going conduct of the Phase IIb study of setrobuvir and would allow us to meet our working capital requirements with our existing cash, cash equivalents and securities available-for-sale through June 30, 2012.

In addition, we will need to raise additional capital if we choose to conduct certain activities, including:

•	fund our development programs;

•	acquire rights to products or product candidates, technologies or businesses;

•	establish and maintain manufacturing, sales and marketing operations; and

•	commercialize our product candidates, if any, that receive regulatory approval.

Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:

•	the progress of our clinical trials;

•	the progress of our nonclinical development activities;

•	our ability to establish and maintain strategic alliances;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the pace and timing of development activities conducted under joint development arrangements we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory and commercialization of drug supply;

•	the commercialization of setrobuvir, ANA773 and any additional products; and

•	the extent to which we acquire or invest in other products technologies and businesses.

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

Our existing organizational structure was formed in May 2000. Since then, most of our resources have been dedicated to the development of our proprietary drug discovery technologies, research and development and preclinical and early-stage clinical testing of compounds. Our current product candidates are at only the early-to-mid stages of clinical trials. Setrobuvir, ANA773 and any other compounds that we may develop, may never be approved for commercial sales. These compounds will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

*We expect our net losses to continue for at least several years, and we are unable to predict the extent of future losses and when we will become profitable in our business operations, if ever.

We have incurred net losses since our incorporation in 1992, and through September 30, 2011 we have an accumulated deficit of $322.9 million. Our losses are attributable in large part to the significant research and development costs required to identify and validate potential product candidates and conduct preclinical studies and clinical trials. To date, we have generated limited revenues, consisting of one-time or limited payments associated with past collaborations or grants, and we do not anticipate generating product revenues for at least several years, if ever. We will need to increase our operating expenses over at least the next several years in order to fund the development costs of our product candidates and further our development activities. As a result we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable in our business operations, if ever. Even if we do achieve profitability in our business operations, we may not be able to sustain or increase such profitability on an ongoing basis.

The technologies on which we rely are unproven and may not result in the development of commercially viable products.

Our current product candidates, setrobuvir and ANA773, were selected based on the presumption that intervention at their respective targets, HCV polymerase and Toll-Like Receptor-7, or TLR7, offers a therapeutic benefit. There can be no assurance that intervention at either target will offer sufficient benefit and acceptable toxicity to warrant continued development and approval. ANA773 relies on the biology of a specific receptor, or protein, named TLR7. However, the interaction between small molecules and TLR7 represents a relatively new mechanism of action for the treatment of disease, including HCV, and there is no guarantee that an acceptable balance between therapeutic benefit and risk will be achieved with TLR7 agonists in HCV infected patients. For example, in June 2006 we suspended dosing of ANA975, a TLR7 agonist prodrug, in our then on-going ANA975 clinical trial due to information from 13-week toxicology studies in animals that showed intense immune stimulation. We subsequently conducted additional pre-clinical studies and were unable to identify an acceptable balance between therapeutic benefit and risk using a daily dosing schedule over 13-weeks. Accordingly, we subsequently discontinued the development of ANA975 as a therapy for HCV infection. The science underlying setrobuvir is also new and unproven, as no products acting at the HCV polymerase have been approved for marketing. Setrobuvir and ANA773 are at only the early stage to mid stage of clinical investigation. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. If our approaches to drug discovery and development are not successful, we will not be able to establish or maintain a clinical development portfolio or generate product revenue.

*Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that setrobuvir or ANA773 will have favorable results in on-going or future clinical trials, or receive regulatory approval.

Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. There is no guarantee that viral load declines or durability of response seen in early patient trials will be replicated in future trials of longer duration and/or larger patient populations. For example, the favorable 12 week viral response data from our setrobuvir Phase II studies may not translate into long-term benefit due to the potential emergence of resistant variants or other factors, such as low ribavirin levels in patients. Similarly, there is no guarantee that favorable safety and tolerability seen in short term studies will be replicated in studies of longer duration and/or in larger subject populations. Furthermore, if future toxicology studies have unexpected results, the clinical development of the compound at issue could be suspended, delayed and/or terminated. If setrobuvir or ANA773 fails to demonstrate sufficient safety and efficacy in any clinical trial or shows unexpected findings in future toxicology studies, we would experience potentially significant delays in, or be required to abandon, development of setrobuvir or ANA773. If we delay or abandon our development efforts related to setrobuvir or ANA773, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

We intend to develop setrobuvir and ANA773 as components of combination treatments, which presents additional challenges to the drug development process.

We are developing setrobuvir and ANA773 as potential components of future combination treatments. We may face additional challenges with this approach, as opposed to developing product candidates for monotherapy. For example, any negative properties of our product candidates may be exacerbated when combined with other agents and/or have unexpected effects in humans. Furthermore, the optimal development of our product candidates may entail explorations of combinations with other agents, which, except for approved drugs, would require us to establish agreements or alliances with other companies or third parties. There is no guarantee that we will be able to enter into such alliances or agreements on terms that we view as favorable, or at all. An important element of our development strategy for setrobuvir is to test the agent in combination with one or more other direct-acting antivirals (DAAs). In order for us to pursue this development strategy, we will need to utilize approved DAAs if available or engage the interest of other biopharmaceutical or pharmaceutical companies, since we do not have another direct antiviral to combine with setrobuvir. Our ability to engage this interest from other companies that have direct antivirals in development will be impacted by such companies’ internal HCV portfolio dynamics, with such dynamics influencing the companies’ perceived attractiveness of combining with an agent such as setrobuvir. For those companies that have a desire to combine with an agent such as setrobuvir, we will be dependent on their perception of the profile of setrobuvir. If they do not view the profile of setrobuvir as favorably as we do, or if they establish other criteria for combination that we have not yet satisfied with setrobuvir, we could experience difficulties or delays in pursuing such combination trials. For example, within the HCV community to date there has been an emphasis on the genetic barrier to resistance of antiviral agents (leading to a potential conclusion that the administration of non-nucleosides is more likely to result in resistance than the administration of nucleosides due to the lower genetic barrier of resistance of nucleosides). Only more recently has there been an appreciation of the importance of a pharmacological barrier to resistance, which setrobuvir exhibited in the Phase IIa combination study. Depending on other companies’ perception of this issue, we could experience less enthusiasm for setrobuvir as a combination partner. If we are unable to optimize the development of setrobuvir, our business prospects could be harmed, causing our stock price to suffer.

There is no guarantee that in studies of setrobuvir in which setrobuvir will be dosed for longer duration in combination with other agents that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance.

We are currently conducting a Phase IIb study in which setrobuvir will be dosed for up to 48 weeks in combination with pegylated interferon and ribavirin. In prior studies, the longest period that setrobuvir has been dosed for is 12 weeks. There is no guarantee that we will be able to identify safe and tolerable doses that result in clinical benefit, as measured by clearance of virus and durability of that clearance, when setrobuvir is dosed for longer durations. In addition, although we have presented in vitro data showing that combinations of setrobuvir with interferon and ribavirin and with certain direct antiviral agents appear to be synergistic, these results may not be replicated in clinical trials. Also, it is possible that setrobuvir will not be additive or synergistic with other potential components of future treatment regimens. Furthermore, it is possible that tolerability will be worse over longer durations of treatment than was seen for the same dose at a shorter duration of treatment. For example, in a 14 day healthy volunteer study conducted in 2009, three of the 24 subjects who received setrobuvir discontinued from the study due to the onset of a skin rash characterized as mild to moderate with itching during the study, at comparable dose levels that were well tolerated over three days in patients. Similarly, if the tolerability of doses of setrobuvir required for long-term treatment as part of future combinations is unacceptable or unfavorable relative to competitive product candidates, then the prospects for developing setrobuvir as a treatment for chronic hepatitis C will be diminished, causing our stock price to decrease significantly.

*If the merger with Roche is not completed, there is no guarantee that we will be able to resume our development plans for ANA773 without incurring additional expense, added delay or unforeseen additional regulatory requirements.

Our near term development plans for ANA773 have been put on hold pending completion of our proposed merger with Roche. If the merger with Roche is not completed, there is no guarantee that we will be able to resume our development plans for ANA773 without incurring additional expense, added delay or unforeseen additional regulatory requirements.

The U.S. Food and Drug Administration (FDA) could impose additional requirements on the development of setrobuvir which could result in unexpected cost increases and/or delays to our development timelines.

The development of setrobuvir in the United States is subject to ongoing regulation by the FDA. There is no guarantee that the FDA will not impose additional requirements on our development program for setrobuvir, including requirements associated with patient enrollment, manufacturing processes of our clinical trials materials or other development activities related to setrobuvir, which could result in increased costs to us or a delay in our desired timelines.

Fast track designation does not guarantee approval, or expedited approval, of setrobuvir and there is no guarantee that setrobuvir will maintain fast track designation.

In December 2008, we announced that the FDA granted fast track designation to setrobuvir for the treatment of chronic HCV infection. Under the FDA Modernization Act of 1997, fast track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address an unmet medical need for such a condition. Mechanisms intended to facilitate development include opportunities for frequent dialogue with FDA reviewers and for timely review of submitted protocols. However, the designation does not guarantee approval or expedited approval of any application for the product. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria are no longer met.

*In 2010 we decided to resume clinical investigation of ANA773 for HCV and conduct an exploratory Phase IIa study.

Last year we decided to resume clinical investigation of ANA773 in HCV. We have plans to conduct a Phase IIa 28 day combination study of ANA773 where initial cohorts will be dosed with ANA773 and ribavirin and subsequent cohorts will test ANA773 as a triple combination with ribavirin and a direct-acting antiviral, to parallel the likely future use of interferon. We plan to conduct this trial in Europe and potentially countries outside of Europe; although initiation of this trial is currently on hold due to our proposed merger with Roche. If ANA773 does not achieve viral load reduction at levels comparable to injectable interferon but with a cleaner side effect profile, the prospects for developing ANA773 as a competitive HCV product will be diminished. Furthermore, prior clinical development of ANA773 for HCV was conducted in the Netherlands and not under a U.S. Investigational New Drug Application (IND). If, in the future, we want to proceed with the development of ANA773 for HCV in the United States, approval from the FDA under an IND will be required. There is no assurance that the FDA will agree that ANA773 should be tested as an investigational treatment for HCV. Currently, there is no evidence that a TLR7 agonist can confer long-term benefit as a therapy for HCV at an acceptable safety risk, and there is no assurance that the FDA will view the data from our ex-U.S. studies as sufficiently compelling to allow clinical investigation. If the FDA does not view the data from our ex-U.S. studies as sufficiently compelling, it may not allow studies under a U.S. IND, in which case development and commercialization of ANA773 for HCV in the United States would be precluded.

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

Even if we successfully complete clinical trials of setrobuvir, ANA773 or any future product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

There can be no assurance that if our clinical trials of setrobuvir, ANA773 or any other potential product candidate are successfully completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to setrobuvir, ANA773 or any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States. The FDA can and does reject NDAs and may require additional clinical trials, even when drug candidates performed well or achieved favorable results in large-scale Phase III clinical trials. If we fail to commercialize setrobuvir, ANA773 or any future product candidate, we may be unable to generate sufficient revenues to attain profitability, and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.

Even if setrobuvir, ANA773 or any future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategy;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement; and

•	our ability to establish or maintain an attractive price for setrobuvir when used in combination with other agents.

If setrobuvir, ANA773 or any future product candidate does not provide additional clinical benefit when included within a treatment regimen, that product likely will not be accepted favorably by the market. If any products we or our collaborators may develop do not achieve market acceptance, then we will not generate sufficient revenue to achieve or maintain profitability.

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

We may not be able to retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area and also due to the recent announcement of our pending merger with Roche. If we are not able to retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide any guarantee of continued employment by us. We do not currently carry “key person” insurance covering members of senior management other than Steve Worland, Ph.D., our President and Chief Executive Officer. The insurance covering Dr. Worland is in the amount of $1.5 million. If we lose the services of Dr. Worland, or James L. Freddo, M.D., our Senior Vice President, Drug Development and Chief Medical Officer, or other members of our senior management team or key personnel, we may not be able to find suitable replacements, and our business may be harmed as a result.

*We are subject to litigation initiated in connection with the tender offer and proposed merger with Roche, which could be time consuming and divert our resources and the attention of our management.

Between October 20 and October 25, 2011, three putative class action lawsuits (entitled (1) Hammad v. Anadys Pharmaceuticals, Inc., Case No. 37-2011-00099789-CU-BT-CTL, (2) Maestro v. Anadys Pharmaceuticals, Inc., Case No. 37-2011-00099895-CU-BT-CTL, and (3) Shabtai v. Anadys Pharmaceuticals, Inc., Case No. 37-2011-00099995-CU-BT-CTL) were filed in San Diego Superior Court against the Company, members of the Anadys board of directors, Hoffmann-La Roche, Inc. (“Roche”), Bryce Acquisition Corporation (“Bryce”), and Roche Holdings, Inc. (“RHI”), arising out of the proposed acquisition of Anadys by Roche (“Proposed Transaction”). These lawsuits generally allege that the Anadys board of directors breached their fiduciary duties of care, loyalty, good faith, and independence to Anadys’ stockholders by entering into the merger agreement because the directors, among other things, (i) failed to maximize stockholder value; (ii) used a process that was unfair and inadequate and tailored to better their own interests at the expense of Anadys’ stockholders; (iii) failed to properly value Anadys; (iv) and agreed to preclusive deal-protection terms. The lawsuits also allege that Anadys, Roche, Bryce, and RHI aided and abetted the Anadys board of directors in breaching their fiduciary duties. Plaintiffs seek to stop or delay the acquisition of Anadys, or rescission of the merger in the event it is consummated, and seek monetary damages in an unspecified amount to be determined at trial. On October 25, 2011, the Hammad and Maestro lawsuits were consolidated as In re Anadys Pharmaceuticals Shareholder Litigation, Lead Case No. 37-2011-00099789-CU-BT-CTL. Defendants believe plaintiffs’ allegations in these actions are without merit and intend to defend against them vigorously. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have a significant adverse effect on the Proposed Transaction, our financial condition, and our results of operations.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for setrobuvir or ANA773 or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. We may be particularly affected by this because we expect that setrobuvir, if approved, will be marketed in foreign countries with high incidences of HCV infection.

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

If we fail to obtain and maintain patent protection and trade secret protection of setrobuvir or ANA773, proprietary technologies and their uses, the competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

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

The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time-consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. Further, the outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree and which may be difficult to comprehend by a judge or jury. An adverse determination in an interference proceeding or litigation with respect to setrobuvir or ANA773, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms, or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing setrobuvir or ANA773, which could have a material and adverse effect on our results of operations.

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

If our competitors develop treatments for HCV that are approved faster, marketed better or demonstrated to be more effective than setrobuvir, ANA773, or any other products that we may develop, our commercial opportunity will be reduced or eliminated.

We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HCV. Potential competitors may develop treatments for HCV that are more effective or less costly than our product candidates or that would make our product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with setrobuvir or ANA773. In addition, less expensive generic forms of currently marketed drugs could lead to additional competition upon patent expiration or invalidations.

Setrobuvir, a non-nucleoside polymerase inhibitor, was selected as a development candidate for the treatment of chronic hepatitis C virus infection in June 2007. If approved, setrobuvir would likely be used in combination with pegylated interferon and ribavirin and/or other DAAs such as protease inhibitors, NS5A inhibitors, and/or polymerase inhibitors. Setrobuvir may also be used in combination with cyclophilin inhibitors which target a host (human) enzyme. Any product currently approved or approved in the future for the treatment of HCV infection could decrease or eliminate the commercial opportunity of setrobuvir. Other non-nucleoside inhibitors would likely be the most direct competitors for setrobuvir. To our knowledge, non-nucleoside polymerase inhibitor programs are currently under clinical evaluation by Pfizer, Gilead, Tibotec/Johnson & Johnson (Janssen), Abbott, Boehringer Ingelheim, Bristol-Myers Squibb, Idenix and Vertex. Further, a number of companies have non-nucleoside polymerase inhibitor research and pre-clinical development programs.

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

Setrobuvir may also face competition from DAAs currently in later stage clinical development for the treatment of HCV including the other protease inhibitors (TMC-435350, in development by Tibotec (Janssen Pharmaceutica/Johnson & Johnson) and Medivir; BMS-650032 in development by Bristol-Myers Squibb; BI-201335, in development by Boehringer Ingelheim; and danoprevir, in development by Roche), the nucleoside polymerase inhibitors (RG7128, in development by Roche; and PSI-7977, in development by Pharmasset), the NS5A inhibitor (BMS-790052, in development by Bristol-Myers Squibb), and the non-nucleoside polymerase inhibitors (GS-9190, in development by Gilead; VX-222, in development by Vertex; ABT-072 and ABT-333, in development by Abbott; BMS-791325, in development by BMS, IDX375 by Idenix, BI-207127 by Boehringer Ingelheim, TMC-647055 by Tibotec (Janssen Pharmaceutica/Johnson & Johnson); and filibuvir, in development by Pfizer). Cyclophilin inhibitors, such as DEB-025, in development by Novartis may also be competitive with setrobuvir.

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

Our ability to commercialize setrobuvir or any other product candidate successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of setrobuvir or any other product and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services, including treatments for HCV. Also, the trend toward managed health care in the United States as well as the comprehensive health care reform legislation recently enacted by the Federal government could result in exclusion of our product candidates from reimbursement programs such as Medicare and Medicaid. The cost containment measures that health care payors and providers are instituting and the effect of the comprehensive health care reform legislation recently enacted by the Federal government could materially and adversely affect our ability to earn product revenue and generate significant profits and could impact our ability to raise capital.

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

*Our stock price may be volatile.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	risks related to our pending tender offer and merger with Roche;

•	changes in the regulatory status of our product candidates, including the status and results of our clinical trials of setrobuvir and ANA773;

•	significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

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

We expect our results of operations to be subject to quarterly fluctuations. The level of our revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the status of development of setrobuvir, ANA773 and our other product candidates, including results of preclinical studies and clinical trials and changes in regulatory status;

•	our execution of collaborative, licensing or other arrangements and the timing and accounting treatment of payments we make or receive under these arrangements;

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

Item 6.	Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference or Attached Hereto

2.1	Agreement and Plan of Merger, dated October 16, 2011, by and among Anadys Pharmaceuticals, Inc., Hoffmann-La Roche Inc., Bryce Acquisition Corporation and, solely for the purposes set forth therein, Roche Holdings, Inc.	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on October 19, 2011.

2.2	Form of Tender and Support Agreement, dated October 16, 2011, by and among Hoffmann-La Roche Inc., Bryce Acquisition Corporation and certain stockholders of Anadys Pharmaceuticals, Inc.	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on October 19, 2011.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.25#	Form of Amended and Restated Severance and Change in Control Agreement effective as of August 25, 2011, by and between the Registrant and each executive officer party thereto	Incorporated by reference to the Registrant’s Schedule 14D-9 (SEC File No. 000-50632) filed on October 25, 2011.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Cash Flow Statements for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Attached Hereto.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011		ANADYS PHARMACEUTICALS, INC.

	By:	/s/ Stephen T. Worland, Ph.D.
Stephen T. Worland, Ph.D.
President and Chief Executive Officer

	By:	/s/ Peter T. Slover
Peter T. Slover
Vice President, Finance and Operations

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference or Attached Hereto

2.1	Agreement and Plan of Merger, dated October 16, 2011, by and among Anadys Pharmaceuticals, Inc., Hoffmann-La Roche Inc., Bryce Acquisition Corporation and, solely for the purposes set forth therein, Roche Holdings, Inc.	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on October 19, 2011.

2.2	Form of Tender and Support Agreement, dated October 16, 2011, by and among Hoffmann-La Roche Inc., Bryce Acquisition Corporation and certain stockholders of Anadys Pharmaceuticals, Inc.	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on October 19, 2011.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-50632) filed on May 14, 2004.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on December 5, 2007.

4.1	Form of Specimen Common Stock Certificate	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110528) filed on March 18, 2004.

4.2	Form of Warrant	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-50632) filed on June 4, 2009.

10.25#	Form of Amended and Restated Severance and Change in Control Agreement effective as of August 25, 2011, by and between the Registrant and each executive officer party thereto	Incorporated by reference to the Registrant’s Schedule 14D-9 (SEC File No. 000-50632) filed on October 25, 2011.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

31.2	Certification of Vice President, Finance and Operations pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Act of 1934, as amended	Attached Hereto.

32.1	Certifications of President and Chief Executive Officer and Vice President, Finance and Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Cash Flow Statements for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Attached Hereto.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Indicates management contract or compensatory plan.